Form 10-K
period 2021-12-31
Welsbach Technology Metals Acquisition Corp.
filed 2022-03-25
CIK 1866226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-41183

Welsbach Technology Metals Acquisition Corp.

(Exact name of registrant as specified in its charter)

Delaware	87-106702
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

160 S Craig Place Lombard, Illinois	60148
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (510) 900-0242

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Units, each consisting of one share of common stock, $0.0001 par value, and one right to receive one-tenth of one share of common stock	WTMAU	The Nasdaq Stock Market LLC
Common stock, $0.0001 par value per share	WTMA	The Nasdaq Stock Market LLC
Rights, each exchangeable into one-tenth of one share of common stock	WTMAR	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes    ☐     No    ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒       No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒       No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒         No  ☐

The registrant’s shares were not listed on any exchange and had no value as of the last business day of the second fiscal quarter of 2021. The registrant’s units began trading on the Nasdaq Global Market on December 28, 2021, and the registrant’s shares of common stock and rights began trading on the Nasdaq Global Market on January 20, 2022. Accordingly, there was no market value for the registrant’s common equity as of the last business day of the second fiscal quarter of 2021. The aggregate market value of the units outstanding, other than units held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the units on December 31, 2021, as reported on the Nasdaq Global Market was $75,225,000.

As of March 23, 2022 there were 10,011,662 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act (as defined below) and Section 21E of the Exchange Act (as defined below). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial business combination;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	our financial performance.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“board of directors” or “board” are to the board of directors of the Company;

●	“Chardan” or the “Representative” are to Chardan Capital Markets, LLC, the representative of the underwriters;

●	“common stock” are to shares of common stock, par value $0.0001 per share;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account (as defined below);

●	“DGCL” are to the Delaware General Corporation Law;

●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

ii

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“founder shares” are to the 1,931,922 shares of common stock held or controlled by our insiders (as defined below);

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

●	“initial business combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;

●	“initial public offering” are to the initial public offering that was consummated by the Company on December 30, 2021;

●	“insiders” are to our officers, directors, sponsor and any other holder of our founder shares;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“management” or our “management team” are to our officers and directors;

●	“Nasdaq” are to the Nasdaq Stock Market;

●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

●	“private rights” are to the rights included within the private units purchased by our sponsor in the private placement and any rights included within private units issued upon conversion of working capital loans as described herein;

●	“private shares” are to the shares of common stock included within the private units purchased by our sponsor in the private placement and any additional shares of common stock included within private units issued upon conversion of working capital loans as described herein;

●	“private placement” are to a private placement of our units consummated in connection with our initial public offering;

●	“private units” are to the 352,054 units we sold privately to Welsbach Acquisition Holdings LLC, our sponsor, in connection with our initial public offering;

●	“public shares” are to shares of common stock which were sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market) and references to “public stockholders” are to the holders of our public shares, including our insiders to the extent our insiders purchase public shares, provided that their status as “public stockholders” exists only with respect to such public shares;

●	“Registration Statement” are to the Form S-1 filed with the SEC December 21, 2021 (File No. 333-261467), as amended;

●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2021;

●	“rights” or “public rights” are to the rights which were sold as part of the units in our initial public offering;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“sponsor” are to Welsbach Acquisition Holdings LLC;

●	“trust account” are to the U.S.-based trust account in which an amount of $77,276,860 from the net proceeds of the sale of the units (as defined below) in the initial public offering and private placement units was placed following the closing of the initial public offering and the partial exercise of the underwriter’s over-allotment option;

●	“UHY” are to UHY LLP, our independent registered public accounting firm;

●	“units” are to the units sold in our initial public offering, which consist of one public share and one public right; and

●	“we,” “us,” “Company” or “our Company,” “Welsbach,” or “WTMAC” are to Welsbach Technology Metals Acquisition Corp.

iii

PART I

Item 1. Business.

Overview

We are a blank check company incorporated under the laws of the State of Delaware on May 27, 2021. We were formed for the purpose of effecting a merger, stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Report as our “initial business combination.”

Although there is no restriction or limitation on what industry or geographic region our target operates in, we have pursued and will continue to pursue prospective targets that are in the Technology Metals and ETMs sectors; however the geographic region of our search for a prospective target will not include China or the special administrative regions of Hong Kong or Macau and we will not undertake our initial business combination with any entity with its principal business operations in China (including Hong Kong and Macau).

Initial Public Offering

On December 30, 2021, we consummated our initial public offering of 7,500,000 units. Each unit consists of one share of common stock, and one right of the Company, with each right entitling the holder thereof to receive one-tenth of one share of common stock. The units were sold at a price of $10.00 per unit, generating gross proceeds of $75,000,000.

Simultaneously with the closing of the initial public offering, we completed the private sale of an aggregate of 347,500 units to our sponsor at a purchase price of $10.00 per private placement unit, generating gross proceeds of $3,475,000.

On January 14, 2022, Chardan exercised the option to purchase up to 1,125,000 additional units to cover over-allotments (the “over-allotment units”) in part and purchased 227,686 over-allotment units, which were sold at an offering price of $10.00 per over-allotment unit, generating gross proceeds of $2,276,860. Simultaneously with the sale of the over-allotment units, the Company consummated a private sale of an additional 4,554 private placement units to the sponsor, generating gross proceeds of $45,540.

A total of $77,276,860, comprised of proceeds from the initial public offering (including the over-allotment) and proceeds of the sale of the private placement units was placed in the trust account maintained by Continental, acting as trustee.

It is the job of our sponsor and management team to complete our initial business combination. Our management team is led by Daniel Mamadou, our Chief Executive Officer, John Stanfield, our Chief Financial Officer, and Christopher Clower, our Chief Operating Officer, who have many years of experience in managing supply chains of bulk commodities. We must complete our initial business combination by September 30, 2022, 9 months from the closing of our initial public offering (or up to 12 or 15 months if extended as provided herein). If our initial business combination is not consummated by September 30, 2022 (or December 20, 2022 or March 20, 2023, as applicable), then our existence will terminate, and we will distribute all amounts in the trust account.

Our Business Strategy and Acquisition Criteria

Background

Decarbonization, the shift to alternative energy sources from carbon-based energy systems, has become a central component of economic plans for governments and private sector companies in markets throughout the world. We are positioned to help drive and benefit from this energy transition.

“Net Zero” policies, the promotion of holistic energy systems with zero net carbon emissions, are increasingly a goal of most major economic blocs. This trend creates a major opportunity and a supportive backdrop for companies and enterprises that foster and participate in the production of carbon-neutral energy systems and infrastructure.

According to Goldman Sachs, the European Union Green Deal is estimated to channel more than $12 trillion of investment in clean energy infrastructure by 2050. If these types of policies are adopted, the manner in which energy is produced will be transformed. Buildings and real estate in general will be upgraded and transportation will undergo a dramatic change. By now, all major economies have embraced the energy transition.

The European Union Green Deal recently implemented a more aggressive target to reduce greenhouse gas emissions by at least 50% by 2030. The EU Green Deal has a specific focus on hydrogen power and offshore wind.

China has also pledged to achieve net zero carbon status by 2060, pledging $16 trillion to cleantech infrastructure investments by 2060 via renewables, green hydrogen, carbon capture nuclear energy and hydropower.

In the United States, lawmakers and regulators are also following suit. In May 2021, for example, California and the U.S. federal government announced an agreement to open up areas of the Pacific Coast to the first commercial wind energy farms in an effort to promote decarbonization.

In response to these initiatives, new sources of metals and materials will need to be developed in order to feed the supply chains of de-carbonization technologies and renewable energy. We call these metals and materials “Technology Metals,” “techmetals” or “Energy Transition Metals” (ETMs). We intend to focus our search for our initial business combination on the Technology Metals and ETMs markets.

ETMs will be needed for the refurbishment of factories, infrastructure to help the automotive industry transition away from combustion and the efficient storage of intermittent sources of energy such as wind and solar. Welsbach is focused on the development of supply chains to meet this surge in ETMs demand.

Through the transition to electric vehicles, we expect a rise in the prices of ETMs, including certain rare earth elements (REEs), lithium, cobalt, graphite, manganese, nickel, vanadium, copper and aluminum. Current supply chains are not calibrated to handle this increase in demand. Creating, investing and supporting new supply chains for Technology Metals is the “raison d’être” of Welsbach.

In North America, ETMs supply chains are underdeveloped as compared with Asia. According to a report commissioned by the United States Department of Energy on rare earth magnets, there is “little time for North American supply chain developers to move to action on economically U.S-based mine-to-magnet technologies to rebalance the supply chain away from China’s dominance.”

The report identifies the mid-stream and downstream segments of the rare earths supply chain as having significant gaps in the areas of magnet manufacturing processes, magnet powder composites, recycling technologies and environmental mitigation. The situation is similar for nickel, cobalt, lithium and vanadium. We expect a significant ramp up of U.S. investment in ETMs and Technology Metals sectors over the coming years as the Biden administration advances its own net zero carbon policy.

Through Welsbach Holdings Pte Ltd, Daniel Mamadou, our CEO, and Chris Clower, our COO, invest in and support companies that are part of the global supply chain of Technology Metals. Welsbach Holdings Pte Ltd operates across the entire supply chain of Technology Metals and ETMs in many geographies globally.

Our Business Combination Opportunity

The coming dominance of renewables will place further pressure on the already strained ETMs supply chains. Easy monetary policy and zero carbon policies have created the right setting to accelerate the transition away from fossil fuels. New supply chains will need to be created to accommodate the growth in demand for technology metals.

ETMs are critical to the shift away from fossil fuels as the world gradually transitions to renewable and sustainable energy sources.

Electric vehicle batteries utilize technology metals such as cobalt, lithium, manganese, nickel, graphite and vanadium. Neodymium, praseodymium, dysprosium and terbium are also critical rare earth technology metals, and are widely used in magnet composition, with applications that range from tiny electric motors to rotor-less drives used in wind turbines.

Traditionally, the demand for these metals has been a fraction of the demand for major base metals consumption such as copper. Despite their critical nature, ETMs have historically been obtained as by-products of other metals mining activities. The rise of renewables, the de-carbonization of the grid, and the transition to electric vehicles is putting pressure on the ETMs supply chains, driving a fundamental transformation of the Technology Metals supply chains.

We believe prices of Technology Metals and ETMs will increase, as demand increases more than supply going forward. There is a long lead time to bring new mining projects from discovery to production and the metallurgical and chemical midstream processes required can be capital intensive.

As the regulations designed to address climate change act as catalysts for the Technology Metals sector, we expect renewable sources of energy to continue to increase their share of the energy mix across the largest economies globally. With the resulting expansion in demand for battery storage solutions and electric motors, we also expect supply chains to be reconfigured in order to withstand shocks such as pandemics and to provide more diversity of suppliers and to protect access to critical metals and materials. From the perspective of North American and European consumption, we expect this supply chain reconfiguration to include an emphasis on moving midstream activities currently located in Asia to European and American based operations.

Our Approach to Environmental and Social Governance

As the CEO and COO of both WTMAC and Welsbach Holdings Pte Ltd, our approach to ESG is conduct business that ensures our commercial relationships are balanced and sustainable. Our business at WTMAC as well as Welsbach Holdings Pte Ltd is guided by the United Nations Global Compact and directed by the UN Sustainable Development Goals. We have a climate strategy that focuses on investing in and supporting energy efficient supply chains, reducing fossil fuels, and optimizing water use. In both WTMAC and Welsbach Holdings Pte Ltd we adhere to UN Sustainable Development Goals #7 “Affordable And Clean Energy”, #8 “Decent Work And Economic Growth”, #9 “Industry Innovation and Infrastructure”, #13 “Climate Action”, and #17 “Partnerships For The Goals”.

We believe in having our core values implemented by our partners and business counterparties. Integrity, sustainability and accountability are the primary tenets which guide our activity. We believe that businesses must serve the purposes of society and as such, we strongly endorse activities that foster economic growth, while positively impacting the environment.

As an organization committed to transitioning to a low carbon future, we deploy our resources in supply chains that support renewable energy. By facilitating the sourcing and distribution of metals and materials that are critical to the clean energy transition, we fulfil our goal of becoming the partner of choice for technology metals supply chain stakeholders and participants. Whether lithium or nickel for batteries, graphite for anode material, or neodymium for the production of permanent magnets, we strive to create reliable, efficient and resilient supply chains that deliver the highest quality product at the right time. We also ensure that our chains can withstand sudden shocks and disruptions.

As an organization committed to good governance and social benefits, our sponsor is a participant in the United Nations Global Compact, and as such we publish our policies regarding labor rights, anti-bribery, environmental as well as our conflict mineral policies. We keep our personnel accountable to respect human rights and labor standards and to ensure that environmental protection is front and center in our activities. We collaborate with our joint venture partners and our business counterparties to promote the best in class governance procedures and systems.

Our Competitive Advantage

Our team is composed of professionals that have expertise in in private equity investments, portfolio management, corporate restructuring, metals and mining, physical commodity trading, supply chain management and logistics. Our specific competitive strengths are:

Experience in capital markets and financing solutions

Daniel Mamadou is the CEO of WTMAC and also an executive director of Welsbach Holdings Pte Ltd; he has honed his capital markets skills over 20 years initially as a derivatives structurer at Bank of Mitsubishi and Deutsche Bank in London, and then as a Debt and Equity Capital Markets officer at Goldman Sachs in London, Deutsche Bank in Singapore and Nomura holdings in Hong Kong. During this period, Mr. Mamadou led multiple fundraising projects for a wide range of companies and financial institutions in Europe, North Asia, Australia and Japan.

Christopher Clower is the COO of WTMAC, and also an executive director of Welsbach Holdings Pte Ltd. Christopher sits on a number of boards in South East Asia companies, including Malacca Trust Pte Ltd, a holding company in Singapore which owns the top asset management company in Indonesia. He spent 11 years at Merrill Lynch and raised over $4 billion of capital in the resources space. Prior to this, Mr. Clower was Managing Director and Head of Corporate Finance in Merrill Lynch for South East Asia. Christopher also worked at Deutsche Bank (1997 – 1998) and Bankers Trust (1994 – 1997).

Experience in acquisition and development of natural resource assets

Daniel Mamadou and his team have been actively sourcing, analyzing, and investing in Technology Metals and ETMs markets since 2015. He has built up his knowledge of the entire supply chain of ETMs and rare earths from upstream projects to junior mining, to the midstream refining sector and the downstream industrial applications including neodymium and praseodymium metals and permanent magnets and recycling systems. As the founder and Executive Director of the Talaxis Group (“Talaxis”), the Techmetals division within Noble Group, Daniel Mamadou invested approximately $22.8 million of Noble Group internal capital to acquire equity stakes in seven Technology Metals companies and achieved a weighted average deal level multiple of invested capital of 5.6x with 75.3% IRR over an investment period of slightly more than 3 years. Christopher Clower co-founded, built and sold PT Manoor Bulatn Lestari, an Indonesian resource company and achieved 30x multiple of invested capital (MOIC ) in two years for himself and his investors.

Experience in supply chain and logistics

The team has a track record of managing supply chains of bulk commodities. Prior to WTMAC, Daniel Mamadou founded and led Talaxis, the Technology Metals division of Noble Group Holdings. Noble Group Holdings is an Asia-based independent energy products and industrial raw materials supply chain manager. Noble Group has operations in more than 50 countries and more than 35 years of experience in Asia. While leading Talaxis, Daniel invested in and developed projects related to Technology Metals, with a special focus on rare earth elements. He was instrumental in establishing a network of supply chain partners in the upstream and midstream segments. Mr. Mamadou’s range of activities involved the sourcing, marketing, processing, supplying, financing and transporting of energy transition metals and materials, with a particular focus on projects related to battery-grade and electric vehicle materials such as nickel, lithium, graphite, and vanadium in various worldwide locations to cover the entire supply chain. As the founder and Executive Director of Talaxis, Daniel Mamadou invested approximately $22.8 million of Noble Group internal capital to acquire equity stakes in seven Techmetals companies and achieved a weighted average deal level multiple of invested capital of 5.6x with 75.3% IRR over an investment period of slightly more than 3 years.

Independent board members and network of advisors

WTMAC’s senior management benefits from the support and assistance of independent board members and a network of advisors that have a proven track record in identifying, evaluating and negotiating with businesses and companies in the sectors that are relevant for WTMAC. A strong emphasis on diversity and skills has been made regarding the composition of the board, with the inclusion of independent directors that are competent in the fields of mergers and acquisitions as well as disciplines related to geology and mining sectors.

Effecting Our Initial Business Combination

General

We are not presently engaged in, and we will not engage in, any substantive commercial business until we consummate our initial business combination. We intend to utilize cash derived from the proceeds of our initial public offering and the private placement of private units, our capital stock, debt or a combination of these in effecting a business combination. Although substantially all of the net proceeds of our initial public offering and the private placement of private units are intended to be applied generally toward effecting a business combination as described in our prospectus in connection with our initial public offering or this Report, the proceeds are not otherwise being designated for any more specific purposes. Accordingly, investors in our initial public offering have invested without first having an opportunity to evaluate the specific merits or risks of any one or more business combinations. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various U.S. Federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be in its early stages of development or growth. While we may seek to effect simultaneous business combinations with more than one target business, we will probably have the ability, as a result of our limited resources, to effect only a single business combination.

Sources of Target Businesses

Target business candidates may be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings which will not commence until after the completion of our initial public offering. These sources may also introduce us to target businesses they think we may be interested in on an unsolicited basis, since many of these sources will have read the prospectus in connection with our initial public offering or this Report and know what types of businesses we are targeting. Our officers and directors, as well as their respective affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. We may engage the services of professional firms or other individuals that specialize in business acquisitions, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. In no event, however, will any of our existing insiders, special advisors or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of a business combination (regardless of the type of transaction). If we decide to enter into a business combination with a target business that is affiliated with our insiders, we will do so only if we have obtained an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated stockholders from a financial point of view. However, as of the date of this Report, there is no affiliated entity that we consider a business combination target.

If any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. All of our officers, directors and director nominees currently have certain relevant pre-existing fiduciary duties or contractual obligations.

Fair Market Value of Target Business

Pursuant to the rules of the Nasdaq Stock Market, our initial business combination must occur with one or more target businesses having an aggregate fair market value of at least 80% of the value of the trust account (excluding any deferred underwriter’s fees and taxes payable on the income earned on the trust account), which we refer to as the 80% test, at the time of the agreement to enter into the initial business combination. Therefore, the fair market value of the target business will be calculated prior to any conversions of our shares in connection with a business combination and therefore will be a minimum of $61,821,488 in order to satisfy the 80% test. While the fair market value of the target business must satisfy the 80% test, the consideration we pay the owners of the target business may be a combination of cash (whether cash from the trust account or cash from a debt or equity financing transaction that closes concurrently with the business combination) or our equity securities. The exact nature and amount of consideration would be determined based on negotiations with the target business, although we will attempt to primarily use our equity as transaction consideration. If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm with respect to the satisfaction of such criteria. We will also obtain a fairness opinion from an independent investment banking firm before consummating a business combination with an entity affiliated with any of our officers, directors or insiders. If we are no longer listed on Nasdaq, we will not be required to satisfy the 80% test.

We anticipate structuring our initial business combination so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company owns 50% or more of the outstanding voting securities of the target or otherwise owns a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act . Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% test.

Lack of Business Diversification

For an indefinite period of time after consummation of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By consummating our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’ management may not prove to be correct. The future role of members of our management team, if any, in the target business, cannot presently be stated with any certainty. Consequently, members of our management team may not become a part of the target’s management team, and the future management may not have the necessary skills, qualifications or abilities to manage a public company. Further, it is also not certain whether one or more of our directors will remain associated in some capacity with us following our initial business combination. Moreover, members of our management team may not have significant experience or knowledge relating to the operations of the particular target business. Our key personnel may not remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following our initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We may not have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholder Approval of Business Combination

In connection with any proposed business combination, we will either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which public stockholders (but not our insiders, officers or directors) may seek to convert their shares of common stock, regardless of whether they vote for or against the proposed business combination, into a portion of the aggregate amount then on deposit in the trust account, or (2) provide our stockholders with the opportunity to sell their shares to us by means of a tender offer (and therefore avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, in each case subject to the limitations described herein. If we determine to engage in a tender offer, such tender offer will be structured so that each stockholder may tender all of his, her or its shares rather than some pro rata portion of his, her or its shares. The decision as to whether we will seek stockholder approval of a proposed business combination or whether we will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. We anticipate that our business combination could be completed by way of a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar transaction. Stockholder approval will not be required under Delaware law if the business combination is structured as an acquisition of assets of the target company, a share exchange with target company stockholders or a purchase of stock of the target company; however, Nasdaq rules would require us to obtain stockholder approval if we seek to issue shares representing 20% or more of our outstanding shares as consideration in a business combination. A merger of our company into a target company would require stockholder approval under Delaware law. A merger of a target company into our company would not require stockholder approval unless the merger results in a change to our certificate of incorporation, or if the shares issued in connection with the merger exceed 20% of our outstanding shares prior to the merger. A merger of a target company with a subsidiary of our company would not require stockholder approval unless the merger results in a change in our certificate of incorporation; however, Nasdaq rules would require us to obtain stockholder approval of such a transaction if we week to issue shares representing 20% or more of our outstanding shares as consideration.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will provide our stockholders with an opportunity to tender their shares to us pursuant to a tender offer pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and we will file tender offer documents with the SEC which will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules.

In the event we allow stockholders to tender their shares pursuant to the tender offer rules, our tender offer will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than a specified number of public shares, which number will be based on the requirement that we may not purchase public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

If, however, stockholder approval of the transaction is required by law or Nasdaq requirements, or we decide to obtain stockholder approval for business or other legal reasons, we will:

●	permit stockholders to convert their shares in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

●	file proxy materials with the SEC.

In the event that we seek stockholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide stockholders with the conversion rights described above upon completion of the initial business combination.

We will consummate our initial business combination only if public stockholders do not exercise conversion rights in an amount that would cause our net tangible assets to be less than $5,000,001 and a majority of the outstanding shares of common stock voted are voted in favor of the business combination. As a result, if stockholders owning approximately 93.75% or more of the shares of common stock sold in our initial public offering exercise conversion rights, the business combination will not be consummated. However, the actual percentages will only be able to be determined once a target business is located and we can assess all of the assets and liabilities of the combined company (which would include the fee payable to the underwriters in an amount equal to 3.5% of the total gross proceeds raised in the initial public offering as described elsewhere in this Report, any out-of-pocket expenses incurred by our insiders or their affiliates in connection with certain activities on our behalf, such as identifying and investigating possible business targets and business combinations that have not been repaid at that time, as well as any other liabilities of ours and the liabilities of the target business) upon consummation of the proposed business combination, subject to the requirement that we must have at least $5,000,001 of net tangible assets upon closing of such business combination. As a result, the actual percentages of shares that can be converted may be significantly lower than our estimates. We chose our net tangible asset threshold of $5,000,001 to ensure that we would avoid being subject to Rule 419 promulgated under the Securities Act. However, if we seek to consummate an initial business combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the trust account upon consummation of such initial business combination, our net tangible asset threshold may limit our ability to consummate such initial business combination (as we may be required to have a lesser number of shares converted) and may force us to seek third-party financing which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public stockholders may therefore have to wait until September 30, 2022 (or December 30, 2022 or March 30, 2023, as applicable, if we have extended the period of time as described in this Report) in order to be able to receive a portion of the trust account.

Our insiders, including our officers and directors, have agreed (1) to vote any shares of common stock owned by them in favor of any proposed business combination, (2) not to convert any shares of common stock into the right to receive cash from the trust account in connection with a stockholder vote to approve a proposed initial business combination or a vote to amend the provisions of our certificate of incorporation relating to stockholders’ rights or pre-business combination activity and (3) not to sell any shares of common stock in any tender in connection with a proposed initial business combination.

Depending on how a business combination was structured, any stockholder approval requirement could be satisfied by obtaining the approval of either (i) a majority of the shares of our common stock that were voted at the meeting (assuming a quorum was present at the meeting), or (ii) a majority of the outstanding shares of our common stock. Because our insiders collectively beneficially own approximately 22.8% of our issued and outstanding shares of common stock and as a result of the insider’s agreement to vote in favor of a business combination, unless otherwise required by applicable law, regulation or stock exchange rules, in addition to the founder shares, we would need only 3,073,910, or approximately 39.77% (assuming all outstanding shares are voted) or 570,994, or approximately 73.88% (assuming only the minimum number of shares representing a quorum are voted and the over-allotment option is not exercised), of the 7,727,686 public shares sold in the initial public offering to be voted in favor of an initial business combination.

Stockholders May Not Have the Ability to Approve an Initial Business Combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC. However, we will seek stockholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek stockholder approval for business or other legal reasons. Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

Type of Transaction	Whether Stockholder Approval is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

Under Nasdaq’s listing rules, stockholder approval would be required for our initial business combination if, for example:

●	we issue shares of common stock that will be equal to or in excess of 20% of the number of shares of our common stock then outstanding;

●	any of our directors, officers or substantial stockholders (as defined by Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of common stock could result in an increase in outstanding common shares or voting power of 5% or more; or

●	the issuance or potential issuance of common stock will result in our undergoing a change of control.

In connection with any proposed business combination, we will either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which public stockholders may seek to redeem their public shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable) or (2) provide our public stockholders with the opportunity to sell their public shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described herein.

If we determine to engage in a tender offer, such tender offer will be structured so that each stockholder may tender any or all of his, her or its public shares rather than some pro rata portion of his, her or its shares. The decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. If we so choose and we are legally permitted to do so, we have the flexibility to avoid a stockholder vote and allow our stockholders to sell their shares pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act which regulate issuer tender offers. In that case, we will file tender offer documents with the SEC which will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules. We will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, solely if we seek stockholder approval, a majority of the issued and outstanding shares of common stock voted are voted in favor of the business combination.

We chose our net tangible asset threshold of $5,000,001 to ensure that we would avoid being subject to Rule 419. However, if we seek to consummate an initial business combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the trust account upon consummation of such initial business combination, our net tangible asset threshold may limit our ability to consummate such initial business combination (as we may be required to have a lesser number of shares redeemed or sold to us) and may force us to seek third party financing which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public stockholders may therefore have to until September 30, 2022 (or until March 30, 2023, if extended as provided herein) in order to be able to receive a pro rata share of the trust account.

Permitted Purchases of our Securities

In the event we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, officers, or their respective affiliates may purchase shares or rights in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares such persons may purchase. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. In the event our sponsor, directors, officers, or their respective affiliates determine to make any such purchases at the time of a stockholder vote relating to our initial business combination, such purchases could have the effect of influencing the vote necessary to approve such transaction. None of the funds in the trust account will be used to purchase shares or rights in such transactions. They will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. We have adopted an insider trading policy which will require insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) to clear all trades with our legal counsel prior to execution. We cannot currently determine whether our insiders will make such purchases pursuant to a Rule 10b5-1 plan, as it will be dependent upon several factors, including but not limited to, the timing and size of such purchases. Depending on such circumstances, our insiders may either make such purchases pursuant to a Rule 10b5-1 plan or determine that such a plan is not necessary.

In the event that our sponsor, directors, officers, or their respective affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

The purpose of such purchases would be to (i) vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the business combination or (ii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of rights could be to reduce the number of rights, or underlying securities, outstanding. This may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our common stock may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, directors, officers, or their respective affiliates anticipate that they may identify the stockholders with whom our sponsor, directors, officers, or their respective affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, directors, officers, or their respective affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against the business combination. Such persons would select the stockholders from whom to acquire shares based on the number of shares available, the negotiated price per share and such other factors as any such person may deem relevant at the time of purchase. The price per share paid in any such transaction may be different than the amount per share a public stockholder would receive if it elected to redeem its shares in connection with our initial business combination. Our sponsor, directors, officers, or their respective affiliates will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our sponsor, directors, officers, or their respective affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our sponsor, directors, officers, or their respective affiliates will not make purchases of common stock if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act.

Ability to Extend Time to Complete Business Combination

We will have until 9 months from the closing of our initial public offering, or September 30, 2022, to consummate our initial business combination. In addition, if we anticipate that we may not be able to consummate our initial business combination within such 9-month period, our insiders or their affiliates may, but are not obligated to, extend the period of time to consummate a business combination by an additional three months each time for a total of up to 15 months to complete a business combination, or March 30, 2023, provided that, pursuant to the terms of our amended and restated certificate of incorporation and the trust agreement entered into between us and Continental, our insiders or their affiliates or designees, upon five days’ advance notice prior to the applicable deadline, deposit into the trust account $772,686.60, or ($0.10 per share), on or prior to the date of the applicable deadline. In the event that they elect to extend the time to complete a business combination and deposited the applicable amount of money into trust, the insiders would receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that we are unable to close a business combination unless there are funds available outside the trust account to do so. Such notes would either be paid upon consummation of our initial business combination solely from funds available outside of the trust account or, at the relevant insider’s discretion, converted upon consummation of our business combination into additional private units at a price of $10.00 per unit. Our stockholders have approved the issuance of the private units upon conversion of such notes, to the extent the holder wishes to so convert such notes at the time of the consummation of our initial business combination. In the event that we receive notice from our insiders five days prior to the applicable deadline of their intent to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. Our insiders and their affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. To the extent that some, but not all, of our insiders, decide to extend the period of time to consummate our initial business combination, such insiders (or their affiliates or designees) may deposit the entire amount required. If we are unable to consummate our initial business combination within such time period, we will, as promptly as possible but not more than ten business days thereafter, redeem 100% of our outstanding public shares for a pro rata portion of the funds held in the trust account, including a pro rata portion of any interest earned on the funds held in the trust account and not previously released to us to pay our taxes, and then seek to dissolve and liquidate. However, we may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public stockholders. In the event of our dissolution and liquidation, the private units will expire and will be worthless.

Conversion Rights

At any meeting called to approve an initial business combination, any public stockholder, whether voting for or against such proposed business combination, will be entitled to demand that his or her shares of common stock be converted for a full pro rata portion of the amount then in the trust account ($10.00 per share as of December 31, 2021), plus any pro rata interest earned on the funds held in the trust account and not previously released to us or necessary to pay our taxes. Alternatively, we may provide our public stockholders with the opportunity to sell their shares of our common stock to us through a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, net of taxes payable.

Notwithstanding the foregoing, a public stockholder, together with any affiliate of his or hers or any other person with whom he or she is acting in concert or as a “group” (as defined in Section 13(d)(3) of the Exchange Act), will be restricted from seeking conversion rights with respect to 20% or more of the shares of common stock sold in our initial public offering. Such a public stockholder would still be entitled to vote against a proposed business combination with respect to all shares of common stock owned by him or her, or his or her affiliates. We believe this restriction will prevent stockholders from accumulating large blocks of shares before the vote held to approve a proposed business combination and attempt to use the conversion right as a means to force us or our management to purchase their shares at a significant premium to the then current market price. By not allowing a stockholder to convert more than 20% of the shares of common stock sold in our initial public offering, we believe we have limited the ability of a small group of stockholders to unreasonably attempt to block a transaction which is favored by our other public stockholders.

None of our insiders will have the right to receive cash from the trust account in connection with a stockholder vote to approve a proposed initial business combination or a vote to amend the provisions of our certificate of incorporation relating to stockholders’ rights or pre-business combination activity with respect to any shares of common stock owned by them, directly or indirectly, whether acquired prior to our initial public offering or purchased by them in our initial public offering or in the aftermarket.

We may also require public stockholders who wish to convert, whether they are a record holder or hold their shares in “street name,” to either tender their certificates to our transfer agent at any time through the vote on the business combination or to deliver their shares to the transfer agent electronically using the DWAC System, at the holder’s option. The proxy solicitation materials that we will furnish to stockholders in connection with the vote for any proposed business combination will indicate whether we are requiring stockholders to satisfy such delivery requirements. Accordingly, a stockholder would have from the time the stockholder received our proxy statement through the vote on the business combination to deliver his or her shares if he or she wishes to seek to exercise his or her conversion rights. Under Delaware law and our bylaws, we are required to provide at least 10 days’ advance notice of any stockholder meeting, which would be the minimum amount of time a public stockholder would have to determine whether to exercise conversion rights.

There is a nominal cost associated with the above-referenced delivery process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $45.00 and it would be up to the broker whether or not to pass this cost on to the holder. However, this fee would be incurred regardless of whether or not we require holders to deliver their shares prior to the vote on the business combination in order to exercise conversion rights. This is because a holder would need to deliver shares to exercise conversion rights regardless of the timing of when such delivery must be effectuated. However, in the event we require stockholders to deliver their shares prior to the vote on the proposed business combination and the proposed business combination is not consummated, this may result in an increased cost to stockholders.

The foregoing is different from the procedures used by many blank check companies. Traditionally, in order to perfect conversion rights in connection with a blank check company’s business combination, the company would distribute proxy materials for the stockholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her conversion rights. After the business combination was approved, the company would contact such stockholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the stockholder then had an “option window” after the consummation of the business combination during which he or she could monitor the price of the company’s stock in the market. If the price rose above the conversion price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the conversion rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become a “continuing” right surviving past the consummation of the business combination until the holder delivered its certificate.

The requirement for physical or electronic delivery prior to the meeting ensures that a holder’s election to convert his or her shares is irrevocable once the business combination is approved.

Any request to convert such shares once made may be withdrawn at any time up to the vote on the proposed business combination. Furthermore, if a holder of a public share delivered his or her certificate in connection with an election of their conversion and subsequently decides prior to the vote on the proposed business combination not to elect to exercise such rights, he or she may simply request that the transfer agent return the certificate (physically or electronically).

If the initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their conversion rights would not be entitled to convert their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any shares delivered by public holders.

Liquidation if No Business Combination

If we do not complete a business combination by September 30, 2022 (or by December 30, 2022 or March 30, 2023, if extended as provided elsewhere in this Report), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. At such time, the rights will expire and holders of the rights will receive nothing upon a liquidation with respect to such rights, and the rights will be worthless. However, if we anticipate that we may not be able to consummate our initial business combination within 9 months, our insiders or their affiliates may, but are not obligated to, extend the period of time to consummate a business combination by an additional three months each time for a total of up to 15 months to complete a business combination, provided that, pursuant to the terms of our amended and restated certificate of incorporation and the trust agreement entered into between us and Continental, our insiders or their affiliates or designees, upon five days’ advance notice prior to the applicable deadline, deposit into the trust account $772,686.60, or ($0.10 per share), on or prior to the date of the applicable deadline. In the event that they elected to extend the time to complete a business combination and deposited the applicable amount of money into trust, the insiders would receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that we are unable to close a business combination unless there are funds available outside the trust account to do so. Such notes would either be paid upon consummation of our initial business combination solely from funds available outside of the trust account or, at the relevant insider’s discretion, converted upon consummation of our business combination into additional private units at a price of $10.00 per unit. Our stockholders have approved the issuance of the private units upon conversion of such notes, to the extent the holder wishes to so convert such notes at the time of the consummation of our initial business combination. In the event that we receive notice from our insiders five days prior to the applicable deadline of their intent to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. Our insiders and their affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. To the extent that some, but not all, of our insiders, decide to extend the period of time to consummate our initial business combination, such insiders (or their affiliates or designees) may deposit the entire amount required.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of 100% of our outstanding public shares in the event we do not complete our initial business combination within the required time period may be considered a liquidation distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any redemptions are made to stockholders, any liability of stockholders with respect to a redemption is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of 100% of our public shares in the event we do not complete our initial business combination within the required time period is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution. It is our intention to redeem our public shares as soon as reasonably possible following the 9th, 12th or 15th month from the closing of our initial public offering and, therefore, we do not intend to comply with the above procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280 of the DGCL, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to seeking to complete an initial business combination, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses.

We seek to have all third parties (including any vendors or other entities we engage after our initial public offering) and any prospective target businesses enter into valid and enforceable agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account. As a result, the claims that could be made against us will be limited, thereby lessening the likelihood that any claim would result in any liability extending to the trust. We therefore believe that any necessary provision for creditors will be reduced and should not have a significant impact on our ability to distribute the funds in the trust account to our public stockholders. Nevertheless, there is no guarantee that vendors, service providers and prospective target businesses will execute such agreements. In the event that a potential contracted party was to refuse to execute such a waiver, we will execute an agreement with that entity only if our management first determines that we would be unable to obtain, on a reasonable basis, substantially similar services or opportunities from another entity willing to execute such a waiver. Examples of instances where we may engage a third-party that refused to execute a waiver would be the engagement of a third-party consultant who cannot sign such an agreement due to regulatory restrictions, such as our auditors who are unable to sign due to independence requirements, or whose particular expertise or skills are believed by management to be superior to those of other consultants that would agree to execute a waiver or a situation in which management does not believe it would be able to find a provider of required services willing to provide the waiver. There is also no guarantee that, even if they execute such agreements with us, they will not seek recourse against the trust account. Our insiders have agreed that they will be jointly and severally liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below $10.00 per public share, except as to any claims by a third-party who executed a valid and enforceable agreement with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. Our board of directors has evaluated our insiders’ financial net worth and believes they will be able to satisfy any indemnification obligations that may arise. However, our insiders may not be able to satisfy their indemnification obligations, as we have not required our insiders to retain any assets to provide for their indemnification obligations, nor have we taken any further steps to ensure that they will be able to satisfy any indemnification obligations that arise. Moreover, our insiders will not be liable to our public stockholders and instead will only have liability to us. As a result, if we liquidate, the per-share distribution from the trust account could be less than approximately $10.00 due to claims or potential claims of creditors. We will distribute to all of our public stockholders, in proportion to their respective equity interests, an aggregate sum equal to the amount then held in the trust account, inclusive of any interest not previously released to us, (subject to our obligations under Delaware law to provide for claims of creditors as described below).

If we are unable to consummate an initial business combination and are forced to redeem 100% of our outstanding public shares for a portion of the funds held in the trust account, we anticipate notifying the trustee of the trust account to begin liquidating such assets promptly after such date and anticipate it will take no more than 10 business days to effectuate the redemption of our public shares. Our insiders have waived their rights to participate in any redemption with respect to their founder shares. We will pay the costs of any subsequent liquidation from our remaining assets outside of the trust account. If such funds are insufficient, our insiders have agreed to pay the funds necessary to complete such liquidation (currently anticipated to be no more than approximately $100,000) and have agreed not to seek repayment of such expenses. Each holder of public shares will receive a full pro rata portion of the amount then in the trust account, plus any pro rata interest earned on the funds held in the trust account and not previously released to us or necessary to pay our taxes. The proceeds deposited in the trust account could, however, become subject to claims of our creditors that are in preference to the claims of public stockholders.

Our public stockholders shall be entitled to receive funds from the trust account only in the event of our failure to complete our initial business combination in the required time period or if the stockholders seek to have us convert their respective shares of common stock upon a business combination which is actually completed by us. In no other circumstances shall a stockholder have any right or interest of any kind to or in the trust account.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, the per share redemption or conversion amount received by public stockholders may be less than $10.00.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. Claims may be brought against us for these reasons.

Certificate of Incorporation

Our certificate of incorporation contains certain requirements and restrictions relating to our initial public offering that will apply to us until the consummation of our initial business combination. If we hold a stockholder vote to amend any provisions of our certificate of incorporation relating to stockholder’s rights or pre-business combination activity (including the substance or timing within which we have to complete a business combination), we will provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes, divided by the number of then outstanding public shares, in connection with any such vote. Our insiders have agreed to waive any conversion rights with respect to any founder shares, private shares and any public shares they may hold in connection with any vote to amend our certificate of incorporation. Specifically, our certificate of incorporation provides, among other things, that:

●	prior to the consummation of our initial business combination, we shall either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which public stockholders may seek to convert their shares of common stock, regardless of whether they vote for or against the proposed business combination, into a portion of the aggregate amount then on deposit in the trust account, net of taxes payable, or (2) provide our stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, net of taxes payable, in each case subject to the limitations described herein;

●	we will consummate our initial business combination only if public stockholders do not exercise conversion rights in an amount that would cause our net tangible assets to be less than $5,000,001 and a majority of the outstanding shares of common stock voted are voted in favor of the business combination;

●	if our initial business combination is not consummated within 9 months (or 12 or 15 months, as applicable) the closing of our initial public offering, then our existence will terminate and we will distribute all amounts in the trust account to all of our public holders of shares of common stock;

●	upon the consummation of our initial public offering and the partial exercise of the underwriter’s over-allotment option, $77,276,860 was placed into the trust account;

●	we may not consummate any other business combination, merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar transaction prior to our initial business combination; and

●	prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination.

Potential Revisions to Agreements with Insiders

Each of our insiders has entered into letter agreements with us pursuant to which each of them has agreed to do certain things relating to us and our activities prior to a business combination. We could seek to amend these letter agreements without the approval of stockholders, although we have no intention to do so. In particular:

●	Restrictions relating to liquidating the trust account if we failed to consummate a business combination in the time-frames specified above could be amended, but only if we allowed all stockholders to redeem their shares in connection with such amendment;

●	Restrictions relating to our insiders being required to vote in favor of a business combination or against any amendments to our organizational documents could be amended to allow our insiders to vote on a transaction as they wished;

●	The requirement of members of the management team to remain our officer or director until the closing of a business combination could be amended to allow persons to resign from their positions with us if, for example, the current management team was having difficulty locating a target business and another management team had a potential target business;

●	The restrictions on transfer of our securities could be amended to allow transfer to third parties who were not members of our original management team;

●	The obligation of our management team to not propose amendments to our organizational documents could be amended to allow them to propose such changes to our stockholders;

●	The obligation of insiders to not receive any compensation in connection with a business combination could be modified in order to allow them to receive such compensation; and

●	The requirement to obtain a valuation for any target business affiliated with our insiders, in the event it was too expensive to do so.

Except as specified above, stockholders would not be required to be given the opportunity to redeem their shares in connection with such changes. Such changes could result in:

●	Our having an extended period of time to consummate a business combination (although with less in trust as a certain number of our stockholders would certainly redeem their shares in connection with any such extension);

●	Our insiders being able to vote against a business combination or in favor of changes to our organizational documents;

●	Our operations being controlled by a new management team that our stockholders did not elect to invest with;

●	Our insiders receiving compensation in connection with a business combination; and

●	Our insiders closing a transaction with one of their affiliates without receiving an independent valuation of such business.

We will not agree to any such changes unless we believed that such changes were in the best interests of our stockholders (for example, if we believed such a modification were necessary to complete a business combination). Each of our officers and directors has fiduciary obligations to us requiring that he or she act in our best interests and the best interests of our stockholders.

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there may be numerous potential target businesses that we could complete a business combination with utilizing the net proceeds of our initial public offering, our ability to compete in completing a business combination with certain sizable target businesses may be limited by our available financial resources.

The following also may not be viewed favorably by certain target businesses:

●	our obligation to seek stockholder approval of our initial business combination or engage in a tender offer may delay the completion of a transaction;

●	our obligation to convert shares of common stock held by our public stockholders may reduce the resources available to us for our initial business combination;

●	our obligation to pay the deferred underwriting discounts to the underwriters upon consummation of our initial business combination;

●	our obligation to either repay working capital loans that may be made to us by our insiders or their affiliates;

●	our obligation to register the resale of the founder shares, as well as the private units (and underlying securities) and any shares issued to our insiders or their affiliates upon conversion of working capital loans; and

●	the impact on the target business’ assets as a result of unknown liabilities under the securities laws or otherwise depending on developments involving us prior to the consummation of a business combination.

Any of these factors may place us at a competitive disadvantage in successfully negotiating our initial business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately held entities having a similar business objective as ours in connection with an initial business combination with a target business with significant growth potential on favorable terms.

If we succeed in effecting our initial business combination, there will be, in all likelihood, intense competition from competitors of the target business. Subsequent to our initial business combination, we may not have the resources or ability to compete effectively.

Employees

We have three executive officers. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they devote in any time period will vary based on circumstances, including whether a target business has been selected for the business combination and the stage of the business combination process the company is in. Accordingly, once a suitable target business to consummate our initial business combination with has been located, management will spend more time investigating such target business and negotiating and processing the business combination (and consequently spend more time on our affairs) than had been spent prior to locating a suitable target business. We presently expect our executive officers to devote an average of approximately 10 hours per week to our business. We do not intend to have any full time employees prior to the consummation of our initial business combination.

Periodic Reporting and Audited Financial Statements

We have registered our units, common stock and rights under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports, including this Report, contain financial statements audited and reported on by our independent registered public accountants.

We will provide stockholders with audited financial statements of the prospective target business as part of any proxy solicitation materials or tender offer documents sent to stockholders to assist them in assessing the target business. These financial statements will need to be prepared in accordance with or reconciled to United States GAAP or IFRS as issued by the IASB. A particular target business identified by us as a potential business combination candidate may not have the necessary financial statements. To the extent that this requirement cannot be met, we may not be able to consummate our initial business combination with the proposed target business.

We may be required by the Sarbanes-Oxley Act to have our internal control over financial reporting audited for the year ending December 31, 2022. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding the adequacy of their internal control over financial reporting. The development of the internal control over financial reporting of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such initial business combination.

JOBS Act

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period until we are no longer an “emerging growth company.”

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

Item 1A.  Risk Factors.

As a smaller reporting company, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	We are a blank check company with no revenue or basis to evaluate our ability to select a suitable business target;

●	We may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;

●	Our expectations around the performance of a prospective target business or businesses may not be realized;

●	We may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

●	Our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;

●	We may not be able to obtain additional financing to complete our initial business combination or reduce the number of shareholders requesting redemption;

●	We may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;

●	You may not be given the opportunity to choose the initial business target or to vote on the initial business combination;

●	Trust account funds may not be protected against third party claims or bankruptcy;

●	An active market for our public securities’ may not develop and you will have limited liquidity and trading;

●	The availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination;

●	Our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management;

●	There may be more competition to find an attractive target for an initial business combination, which could increase the costs associated with completing our initial business combination and may result in our inability to find a suitable target;

●	Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination;

●	We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability;

●	We may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after the initial public offering, which may include acting as a financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred underwriting commissions that will be released from the trust account only upon a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after the initial public offering, including, for example, in connection with the sourcing and consummation of an initial business combination;

●	We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all;

●	Since our initial stockholders will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may acquire during or after our initial public offering), and because our sponsor, officers and directors may profit substantially even under circumstances in which our public stockholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination;

●	Changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations;

●	If the funds held outside of our trust account are insufficient to allow us to operate until at least September 30, 2022 (or by December 30, 2022 or March 30, 2023, if extended as provided elsewhere in this Report), our ability to fund our search for a target business or businesses or complete an initial business combination may be adversely affected;

●	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern, since we will cease all operations except for the purpose of liquidating if we are unable to complete an initial business combination by September 20, 2022 (or by December 30, 2022 or March 30, 2023, if extended as provided elsewhere in this Report);

●	The value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our common stock at such time is substantially less than $10.00 per share;

●	Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our rights will expire worthless; and

●	Our ability to identify a target and to consummate an initial business combination may be adversely affected by economic uncertainty and volatility in the financial markets, including as a result of the military conflict in Ukraine.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our Registration Statement.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our executive offices are located at 160 S Craig Place, Lombard, Illinois 60148, and our telephone number is (510) 900-0242. The cost for our use of this space is included in the $10,000 per month fee we pay to our sponsor for office space, administrative and shared personnel support services. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings.

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

(a) Market Information

Our units, public shares and public rights are each traded on the Nasdaq under the symbols WTMAU, WTMA and WTMAR, respectively. Our units commenced public trading on December 28, 2021, and our public shares and public rights commenced separate public trading on January 20, 2022.

(b) Holders

On March 22, 2022, there were two holders of record of our units, thirteen holders of record of shares of our common stock and one holder of record of our public rights.

(c) Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e) Recent Sales of Unregistered Securities

None.

(f) Use of Proceeds from the Initial Public Offering

On December 30, 2021, pursuant to the Registration Statement, which was declared effective on December 27, 2021, the Company consummated its initial public offering of 7,500,000 units. Each unit consists of one public share and one public right, with each public right entitling the holder thereof to one-tenth of one share of common stock. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $75,000,000. Chardan Capital Markets, LLC acted as book-runner and representatives of the underwriters of the initial public offering.

On January 14, 2022, Chardan purchased 227,686 units pursuant to the partial exercise of the underwriters’ over-allotment option, which were sold at an offering price of $10.00 per over-allotment unit, generating gross proceeds of $2,276,860. Simultaneously with the sale of the over-allotment units, the Company consummated a private sale of an additional 4,554 private placement units to the sponsor, generating gross proceeds of $45,540.

A total of $77,276,250 of the proceeds from the initial public offering and the sale of the private placement units (including those sold in connection with the underwriters’ exercise of the over-allotment option), was placed in a U.S.-based trust account maintained by Continental, acting as trustee. The proceeds held in the trust account may be invested by the trustee only in U.S. government securities with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act.

(g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “us,” “our” or “we” refer to Welsbach Technology Metals Acquisition Corp. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes included herein.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward- looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto contained elsewhere in this Annual Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

All statements other than statements of historical fact included in this Annual Report including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Annual Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report.

Overview

We are a blank check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more target businesses. We intend to effectuate our business combination using cash from the proceeds of our initial public offering (“IPO”) and the sale of the placement units that occurred simultaneously with the completion of our IPO, our capital stock, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from May 27 (Inception) through December 31, 2021 were organizational activities and those necessary to prepare for the IPO, described below, and since the IPO, the search for a prospective initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We expect to generate non-operating income in the form of interest income from the proceeds of the IPO placed in the Trust Account. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the year ended December 31, 2021, we had a net loss of $68,604, which primarily consists of operating expenses of $7,865, and accrual of Delaware franchise taxes of $60,750, offset by interest earned on marketable securities held in the Trust Account of $11.

Liquidity and Capital Resources

On December 31, 2021, the Company consummated the IPO of 7,500,000 units (“Units”) with respect to the common stock included in the Units being offered (the “Public Shares”) at $10.00 per Unit generating gross proceeds of $75,000,000, which is discussed in Note 3.

Simultaneously with the closing of the IPO, the Company consummated the sale of 347,500 private placement units (“Private Placement Units”) at a price of $10.00 per Private Placement Unit in a private placement to the Company’s sponsor, Welsbach Acquisition Holdings LLC (the “Sponsor”) generating gross proceeds of $3,745,000 which is described in Note 4.

The Company granted the underwriters a 45-day option to purchase up to 1,125,000 Units to cover Over-allotment, if any. On January 14, 2022, the underwriters partially exercised the option and purchased 227,686 additional Units (the “Over-allotment Units”), generating gross proceeds of $2,276,860.

Upon the closing of the Over-allotment on January 14, 2022, the Company consummated a private sale of an additional 4,554 Private Placement Units at a price of $10.00 per Private Placement Unit, generating gross proceeds of $45,540. As of January 14, 2022, a total of $77,276,860 of the net proceeds from the IPO (including the Over-allotment Units) and the sale of Private Placement Units has been placed in the Trust Account. As the over-allotment option was only partially exercised, 224,328 shares of Common stock purchased by the initial shareholders have been forfeited for no consideration.

Offering costs for the IPO amounted to $4,663,218, consisting of $1,500,000 of underwriting fees, $2,625,000 of deferred underwriting fees payable (which are held in the Trust Account (defined below)) and $538,218 of other costs.

$2,625,000 of deferred underwriting fee payable is contingent upon the consummation of a Business Combination by September 30, 2022, subject to the terms of the underwriting agreement.

For the year ended December 31, 2021, cash used in operating activities was $260,825. Net Cash used in investing activities was $75,000,000 and Net cash provided by financing activities was $76,461,781 mainly reflecting the proceeds of our IPO and subsequent deposit into the trust account.

At December 31, 2021, we had cash and marketable securities held in the trust account of $75,000,011. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less income taxes payable), to complete our business combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At December 31, 2021, we had cash of $1,200,956 outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

We monitor the adequacy of our working capital in order to meet the expenditures required for operating our business prior to our initial business combination. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our business combination. Moreover, we may need to obtain additional financing either to complete our business combination or because we become obligated to redeem a significant number of our public shares upon completion of our business combination, in which case we may issue additional securities or incur debt in connection with such business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2021. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

The underwriters were paid a cash underwriting discount of $0.20 per Unit on the offering not including the Units issued with the underwriter’s exercise of their over-allotment option, or $1,500,000 in the aggregate at the closing of the IPO. In addition, the underwriters are entitled to a deferred underwriting commissions of $0.35 per unit, or $2,625,000 from the closing of the IPO

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As such, our financial statements may not be comparable to companies that comply with public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of executive compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our IPO or until we are no longer an “emerging growth company,” whichever is earlier.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates.

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our balance sheets. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

Net Loss per Common Share

Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture by the Sponsor. At December 31, 2021, the Company did not have any dilutive securities and/or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt– debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging– Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on May 27, 2021, (inception).

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Factors That May Adversely Affect Our Results of Operations

Our results of operations and our ability to complete an initial business combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in the Ukraine. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial business combination.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Through December 31, 2021, our efforts have been limited to organizational activities, activities relating to our initial public offering and since the initial public offering, the search for a target business with which to consummate an initial business combination. We have engaged in limited operations and have not generated any revenues. We have not engaged in any hedging activities since our inception on May 27, 2021. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

The net proceeds of the initial public offering and the sale of the private placement units held in the trust account maintained by Continental, acting as trustee, have been invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8. Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-14 comprising a portion of this Report, which are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report.

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Certifying Officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Controls over Financial Reporting

This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

Not applicable.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Daniel Mamadou	50	Chief Executive Officer and Chairman of the Board of Directors
Christopher Clower	56	Chief Operating Officer and Director
John Stanfield	40	Chief Financial Officer
Emily King	39	Director
Dr. Ralph Welpe	50	Director
Matthew T. Mrozinski	46	Director

The experience of our directors and executive officers is as follows:

Daniel Mamadou — Chief Executive Officer and Director

Daniel Mamadou has served as our Chief Executive Officer and Chairman of the Board since inception. Mr Mamadou is the CEO of Welsbach Holdings Pte Ltd, a Technology Metals specialist advisor, which Mr. Mamadou founded in January 2021. Currently, Mr Mamadou is the managing director and CEO of Greenland Minerals Ltd, an ASX listed company (ASX:GGG). From January 2015 to December 2020 Mr. Mamadou led Talaxis as Executive Director. Mr. Mamadou founded Talaxis, the Technology Metals group within Noble Group, shortly after joining Noble Group in January 2015. From 2011 to 2014, Mr. Mamadou was an investment banker at Nomura Securities, as Head of the Corporate Solutions and Financing Group for the Asia-Pacific region. At Nomura, Mr. Mamadou led a team of 35 investment bankers that covered the region, delivering derivatives and capital markets solutions to their client base in the Asia-Pacific region. From 2003 to 2011, Daniel was the head of the Corporate Markets and Treasury Solutions team at Deutsche Bank in Hong Kong, covering Asia-Pacific. From 2001 to 2003, Mr. Mamadou was an independent financial advisor and invested his own capital as a principal. From 1999 to 2001, Mr. Mamadou worked for Goldman Sachs within the FICC division in London. From 1997 until 1999, Mr. Mamadou was at Deutsche Bank in London, on the fixed income derivatives structuring desk for Iberia. While leading the Corporate Markets and Treasury Solutions team at Deutsche Bank, Mr. Mamadou and his team achieved the number two position in the Asia ex Japan fixed income league tables (including Bonds, Investment Grade and Corporate High Yield) over a four year period from 2008 – 2011, raising approximately $40 billion of capital across sectors.

Christopher Clower — Chief Operating Officer and Director

Christopher Clower has served as our Chief Operating Officer since inception and one of our directors since December 2021. Mr. Clower is an executive director and COO of Welsbach Holdings Pte Ltd since March 2021. Mr. Clower also sits as an independent director on a number of boards in Southeast Asia. Since 2014, Mr. Clower has been an independent director of Malacca Trust Pte Ltd, a holding company in Singapore which is the majority owner of one of the leading asset management firms in Indonesia as measured by assets under management. Also, since 2014, Mr. Clower has been an independent commissioner on the board of PT Batavia Prosperindo Finance Tbk, an Indonesia consumer finance company listed on the Indonesia Stock Exchange. From 2010 to 2014, Mr. Clower was an independent advisor and principal investor of his own capital. From 2008 to 2010, Mr. Clower co-founded, built and sold PT Manoor Bulatn Lestari, an Indonesian resource company and achieved 30x MOIC in two years for himself and his investors. Prior to this, Mr. Clower was Managing Director and Head of Corporate Finance in Merrill Lynch for Southeast Asia. From 1998 to 2009, Mr. Clower worked at Merrill Lynch and raised over $4 billion of capital in the resources space. Mr. Clower also worked at Deutsche Bank from 1997 to 1998, at Bankers Trust from 1994 to 1997, and at Crane Nuclear Valves from 1991 to 1994. Prior to working in the finance industry, Mr. Clower was an intelligence officer for the United States Air Force, serving at Clark Air Base in the Philippines with the 90th Tactical Fighter Squadron.

John Stanfield — Chief Financial Officer

John Stanfield, CPA, has served as Chief Financial Officer since December 2021. Mr. Stanfield has significant experience with U.S. GAAP, finance, operations, and taxation demonstrated over several years and several billion dollars of enterprise value in the private equity and alternative asset industry. He is the founder of Stanfield & Associates, LLC, a boutique consulting and full-service public accounting firm concentrated on outsourced Chief Financial Officer services for special purpose acquisition corporations, private equity fund managers, and family offices in the United States and internationally. Prior to founding Stanfield & Associates, LLC, Mr. Stanfield held audit positions at RSM US and Ernst & Young, LLP.

Emily King — Director

Emily King has served as one of our directors since December 2021. Ms. King is the founder of Prospector, a new search engine for the mining industry, which she founded in February 2020, and is CEO of Global Venture Consulting, which Ms. King founded in 2013. Global Venture Consulting (GV) is a natural resource consulting firm specializing in bringing technology solutions to emerging and frontier markets with a focus on Afghanistan and Central Asia, the Middle East and North Africa. Since 2013, GV has worked with clients and partners to accelerate innovation and incorporate disruptive technology into the collection and interpretation of geologic data. Prior to founding Global Venture Consulting and Prospector, from 2010 to 2013, Ms. King was the Director of Natural Resources for an economic development task force in the U.S. Department of Defense. In this role, Ms. King oversaw a mineral resource exploration and investment group for the Pentagon, in partnership with the Afghanistan Government and the U.S. Geological Survey. Her team conducted exploration on fifteen mineral deposits throughout Afghanistan and tendered four copper and gold exploration assets. For her leadership of this program, Ms. King was awarded the Secretary of Defense Medal for Outstanding Public Service and the Global War on Terrorism Award. King holds leadership positions in industry organizations and at the board level, including Women in Mining USA, Director at VVC Exploration, Fellow at New America, Board Member of World Trade Center Kabul and the Afghanistan Mining Think Tank. In 2020, Ms. King was awarded the Medal of Merit from the American Mining Hall of Fame.

Dr. Ralph Welpe — Director

Dr. Ralph Welpe has served as one of our directors since December 2021. Dr. Welpe joined Julius Baer in December 2017 and was Head of Strategic Client Management until leaving in December 2020. Since then, Dr. Welpe has been advising Time Partners Limited, a specialist merchant banking firm focusing on global private markets. Since 2015, Dr. Welpe also holds a position as Co-Founder and Chairman of iAlpha AG based in Switzerland and United Kingdom — a private community of international professional investors. In addition, since 2015, Dr. Welpe has advised several start-ups on expansion strategies and how to connect with financial institutions and ultra-high-net-worth individuals. Dr. Welpe also advised an ultra-high-net-worth family office on establishing a multi-generational Family Office. Prior to the above, Dr. Welpe had 15 years of extensive work experience in the banking sector with Deutsche Bank, where he started in the M&A and Corporate Finance division in 2004 and by 2007 became Chief of Staff of Asia Pacific. He also served in Deutsche Bank as UK Regional Management in 2009 and became the Head of Corporates & Entrepreneurs Senior Relationship Management in 2010.

Matthew T. Mrozinski — Director

Matthew T. Mrozinski has served as one of our directors since December 2021. Mr. Mrozinski is a Managing Director and Partner at Chardan, a full service investment bank headquartered in New York. Since June 2015, Mr. Mrozinski has been the global head of mergers and acquisitions for Chardan where he oversees the coordination and execution of the firm’s merger and acquisition advisory and associated capital formation services focusing on small and medium-sized businesses. From 1998 until 2000, Mr. Mrozinski was an associate in the investment banking division at TD Securities (USA) a wholly-owned subsidiary of TD Bank. From 2000 until 2003, he was an associate in the mergers and acquisitions group at JPMorgan in New York and Hong Kong. Mr. Mrozinski was a Vice President of acquisitions and capital formation for Colony Capital based in Hong Kong from 2003 until 2006 and was responsible for transactions in value exceeding $2 billion, including the acquisition and disposition of the Swissotel and Raffles Hotel chains. From 2006 until 2010, Mr. Mrozinski was a Managing Director of Deutsche Bank Real Estate, Gaming and Lodging Investment Banking group for Asia (excluding Japan) based in Hong Kong, where he led a team of investment bankers originating and executing advisory and capital markets transactions valued in excess of $4 billion throughout Asia, UK and the US. From 2010 until 2014, he was a Managing Director of Citibank’s Real Estate, Gaming and Lodging Investment Banking Group for Asia (excluding Japan) based in Hong Kong where Mr. Mrozinski led a team of investment bankers across Asia originating and executing advisory and capital market transactions in excess of $2 billion.

Number and Terms of Office of Officers and Directors

Our board of directors currently has five members, three of whom are deemed “independent” under SEC and Nasdaq rules. We may not hold an annual meeting of stockholders until after we consummate our initial business combination. Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our directors may consist of a chairman of the board, and that our officer may consist of chief executive officer, president, chief financial officer, vice president(s), secretary, treasurer and such other officers as may be determined by the board of directors.

Committees of the Board of Directors

Audit Committee

We have established an audit committee of the board of directors, which consists of Ms. King, Dr. Welpe and Mr. Mrozinski, each of whom is an independent director. Dr. Welpe serves as chair of the audit committee. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

●	meeting with our independent registered public accounting firm regarding, among other issues, audits, and adequacy of our accounting and control systems;

●	monitoring the independence of the registered public accounting firm;

●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

●	inquiring and discussing with management our compliance with applicable laws and regulations;

●	pre-approving all audit services and permitted non-audit services to be performed by our registered public accounting firm, including the fees and terms of the services to be performed;

●	appointing or replacing the registered public accounting firm;

●	determining the compensation and oversight of the work of the registered public accounting firm (including resolution of disagreements between management and the registered public accounting firm regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;

●	monitoring compliance on a quarterly basis with the terms of our initial public offering and, if any noncompliance is identified, immediately taking all action necessary to rectify such noncompliance or otherwise causing compliance with the terms of our initial public offering; and

●	reviewing and approving all payments made to our existing stockholders, executive officers or directors and their respective affiliates. Any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

Financial Experts on Audit Committee

The audit committee will at all times be composed exclusively of “independent directors” who are “financially literate” as defined under the Nasdaq listing standards. The Nasdaq listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

In addition, we must certify to Nasdaq that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The board of directors has determined that Mr. Mrozinski qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

Compensation Committee

We have established a compensation committee of the board of directors consisting of Ms. King, Dr. Welpe and Mr. Mrozinski, each of whom is an independent director. Mr. Mrozinski serves as chair of the compensation committee. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our chief executive officer’s compensation, evaluating our chief executive officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our chief executive officer’s based on such evaluation;

●	reviewing and approving the compensation of all of our other Section 16 executive officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by NASDAQ and the SEC.

Director Nominations

We do not have a standing nominating committee, though we intend to form a corporate governance and nominating committee as and when required to do so by law or NASDAQ rules. In accordance with Rule 5605(e)(2) of the NASDAQ rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. Ms. King, Dr. Welpe and Mr. Mrozinski will participate in the consideration and recommendation of director nominees. In accordance with Rule 5605(e)(1)(A) of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to the board should follow the procedures set forth in our bylaws.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Code of Ethics

We have adopted a code of ethics that applies to all of our executive officers, directors and employees, which has been filed as an exhibit to this Report. The code of ethics codifies the business and ethical principles that govern all aspects of our business.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities, to file with the SEC reports of beneficial ownership and reports of changes in beneficial ownership in the Company’s securities. Based solely upon a review of Forms 3, 4 and 5, and amendments thereto, filed electronically with the SEC during the year ended December 31, 2020, the Company believes that all Section 16(a) filings applicable to its directors, officers, and 10% stockholders were filed on a timely basis during the year ended December 31, 2021, except that the Sponsor, Daniel Mamadou and Christopher Clower each filed two late Form 4s reporting a total of three transactions and Emily King, Ralph Welpe, John Stanfield, the Sponsor, Daniel Mamadou, Christopher Clower and Matthew Mrozinski each filed one late Form 3.

Item 11. Executive Compensation.

No executive officer has received any cash compensation for services rendered to us. No compensation or fees of any kind, including finder’s fees, consulting fees and other similar fees, will be paid to our insiders or any of the members of our management team, for services rendered prior to or in connection with the consummation of our initial business combination (regardless of the type of transaction that it is). However, such individuals will receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. There is no limit on the amount of out-of-pocket expenses reimbursable by us; provided, however, that to the extent such expenses exceed the available proceeds not deposited in the trust account and the interest income earned on the amounts held in the trust account, such expenses would not be reimbursed by us unless we consummate an initial business combination.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of a stockholder meeting held to consider our initial business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K, as required by the SEC.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 22, 2022 based on information obtained from the persons named below, with respect to the beneficial ownership of common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding common stock;

●	each of our executive officers and directors that beneficially owns our common stock; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 10,011,662 shares of our common stock, issued and outstanding as of March 22, 2022.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the rights as these rights are not exercisable within 60 days of the date of this Report.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Outstanding Common Stock
Welsbach Acquisition Holdings LLC (our sponsor) (2)	2,192,212	21.9%
Daniel Mamadou (2)	2,192,212	21.9%
Christopher Clower (2)	2,192,212	21.9%
John Standfield	5,000	* %
Dr. Ralph Welpe	12,500	* %
Emily King	12,500	* %
Matthew Mrozinski	12,500	* %
All officers and directors as a group (7 individuals)	2,234,712	22.32%

Other 5% Stockholders
MMCAP International Inc. SPC (3)	650,000	6.5%
Saba Capital Management, L.P. (4)	600,000	6.0%
Ari Glass (5)	625,000	6.2%
Polar Asset Management Partners Inc. (6)	525,000	5.2%
ATW SPAC Management LLC (7)	625,000	6.2%

*	less than 1%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o 160 S Craig Place, Lombard, Illinois 60148, and our telephone number is (519) 900-0242.

(2)	Welsbach Acquisition Holdings LLC is the record holder of the shares reported herein. Daniel Mamadou and Christopher Clower are the managing members of Welsbach Acquisition Holdings LLC. Each of Mr. Mamadou and Mr. Clower has voting and investment discretion with respect to the common stock held of record by Welsbach Acquisition Holdings LLC. Mr. Mamadou and Mr. Clower disclaim any beneficial ownership of the shares held by Welsbach Acquisition Holdings LLC, except to the extent of their pecuniary interest therein.
(3)	According to a Schedule 13G/A filed on February 9, 2022, MMCAP International Inc. SPC and MM Asset Management Inc. acquired 650,000 shares of common stock. The business address for MMCAP International Inc. SPC is c/o Mourant Governance Services (Cayman) Limited, 94 Solaris Avenue, Camana Bay, P.O. Box 1348, Grand Cayman, KY1-1108, Cayman Islands, and the business address for MM Asset Management Inc. is 161 Bay Street, TD Canada Trust Tower Ste 2240, Toronto, ON M5J 2S1 Canada.
(4)	According to a Schedule 13G filed on January 7, 202, Saba Capital Management, L.P., Boaz R. Weinsten, and Saba Capital Management GP, LLC acquired 600,000 shares of common stock. The business address for each of the reporting persons is 405 Lexington Avenue, 58th Floor, New York, New York 10174.
(5)	According to a Schedule 13G filed on February 4, 2022, Boothbay Fund Management, LLC, Boothbay Absolute Return Strategies LP, and Ari Glass acquired 625,000 shares of common stock. The securities are held by one or more private funds (the “Funds”), which are managed by Boothbay Fund Management, LLC, a Delaware limited liability company (the “Adviser”). Ari Glass is the Managing Member of the Adviser. Certain subadvisors (“Subadvisors”) have been delegated the authority to act on behalf of the Funds, including exclusive authority to vote and/or direct the disposition of certain securities held by the Fund, and such securities may be reported in regulatory filings made by such Subadvisors.The business address for each of the reporting persons is 140 East 45th Street, 14th Floor, New York, NY 10017.
(6)	According to a Schedule 13G filed on February 11, 2022, Polar Asset Management Partners Inc. acquired 525,000 shares of common stock. The business address the reporting person is 16 York Street, Suite 2900, Toronto, ON, Canada M5J 0E6.
(7)	According to a Schedule 13G filed on February 14, 2022, ATW SPAC Management LLC and Antonio Ruiz-Gimenez acquired 625,000 shares of common stock. The shares are held by one or more separately managed accounts managed by ATW SPAC Management LLC, a Delaware limited liability company (the “Adviser”), which has been delegated exclusive authority to vote and/or direct the disposition of such Units held by such separately managed accounts, which are sub-accounts of one or more pooled investment vehicles (the “Funds”) managed by a Delaware limited liability company. Antonio Ruiz-Gimenez is the Managing Member of the Adviser. The business address for each of the reporting persons is 7969 NW 2nd Street, #401, Miami, Florida 33126.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Changes in Control

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On June 25, 2021, the sponsor purchased 1,437,500 shares of our Class B common stock for an aggregate purchase price of $25,000. On September 30, 2021, we effected an exchange of each such share for 1.5 shares of our common stock, resulting in our sponsor holding an aggregate of 2,156,250 founder shares. The founder shares included an aggregate of up to 281,250 shares that were subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part. In December 2021, our sponsor transferred 5,000 founder shares to our Chief Financial Officer, and 12,500 founder shares to each of our three independent directors and an aggregate of 49,264 founder shares to certain of our advisors. On January 14, 2022, 224,328 founder shares were automatically surrendered for no consideration by the sponsor due to the partial exercise of the underwriters’ over-allotment option. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares upon completion of our initial public offering (not including the shares underlying the private units).

Welsbach Acquisition Holdings LLC purchased 352,054 private units for a total purchase price of $3,520,540 on a private placement basis in connection with our initial public offering. Continental deposited a portion of the purchase price into the trust account simultaneously with the consummation of the initial public offering and a portion of the purchase price into the trust account simultaneously with the consummation of the over-allotment option. The private units are identical to the units sold in our initial public offering. Additionally, Welsbach Acquisition Holdings LLC has agreed not to transfer, assign or sell any of the private units or underlying securities (except to the same permitted transferees as the founder shares and provided the transferees agree to the same terms and restrictions as the permitted transferees of the founder shares must agree to, each as described above) until the completion of our initial business combination. Mr. Mrozinski, one of our directors, is affiliated with Chardan.

On June 25, 2021, the sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the initial public offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and became payable on the initial public offering. As of December 30, 2021, the Note had been repaid in full.

In order to meet our working capital needs following the consummation of our initial public offering, our insiders, officers and directors may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon consummation of our business combination into additional private units at a price of $10.00 per unit. Our stockholders have approved the issuance of the private units upon conversion of such notes, to the extent the holder wishes to so convert such notes at the time of the consummation of our initial business combination. If we do not complete a business combination, any outstanding loans from our insiders or their affiliates, will be repaid only from amounts remaining outside our trust account, if any.

The holders of our founder shares issued and outstanding on the date of the prospectus in connection with our initial public offering, as well as the holders of the private units (and underlying securities) and any shares our insiders or their affiliates may be issued in payment of working capital loans made to us, are entitled to registration rights pursuant to an agreement signed in connection with our initial public offering. The holders of a majority of these securities are entitled to make up to two demands that we register such securities. Both the holders of the majority of the founder shares and the holders of a majority of the units or shares issued in payment of working capital loans made to us can elect to exercise these registration rights at any time after we consummate a business combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of our initial business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Welsbach Acquisition Holdings LLC makes available to us certain general and administrative services, including office space, utilities and administrative support, as we may require from time to time at a monthly fee of $10,000. No compensation or fees of any kind, including finder’s fees, consulting fees or other similar compensation, will be paid to our insiders or any of the members of our management team, for services rendered to us prior to, or in connection with the consummation of our initial business combination (regardless of the type of transaction that it is). However, such individuals will receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. There is no limit on the amount of out-of-pocket expenses reimbursable by us; provided, however, that to the extent such expenses exceed the available proceeds not deposited in the trust account and the interest income earned on the amounts held in the trust account, such expenses would not be reimbursed by us unless we consummate an initial business combination.

After our initial business combination, members of our management team who remain with us may be paid consulting, board, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of a stockholder meeting held to consider our initial business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K, as required by the SEC.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by our audit committee and a majority of our uninterested independent directors, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our audit committee and a majority of our disinterested independent directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

Related Party Policy

Our Code of Ethics requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the board of directors (or the audit committee). Related party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our shares of common stock, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

We also require each of our directors and executive officers to annually complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate our initial business combination with an entity that is affiliated with any of our insiders, officers or directors unless we have obtained an opinion from an independent investment banking firm and the approval of a majority of our disinterested and independent directors (if we have any at that time) that the business combination is fair to our unaffiliated stockholders from a financial point of view. In no event will our insiders, or any of the members of our management team be paid any finder’s fee, consulting fee or other similar compensation prior to, or for any services they render in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is).

Director Independence

Nasdaq listing standards require that within one year of the listing of our securities on the Nasdaq Global Market we have at least three independent directors and that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our Board of Directors has determined that Ms. King, Dr. Welpe and Mr. Mrozinski are each an “independent director” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

We will only enter into a business combination if it is approved by a majority of our independent directors. Additionally, we will only enter into transactions with our officers and directors and their respective affiliates that are on terms no less favorable to us than could be obtained from independent parties. Any related-party transactions must be approved by our audit committee and a majority of disinterested directors.

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to UHY LLP (“UHY”), for services rendered.

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by UHY in connection with regulatory filings. The aggregate fees of UHY for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2021 totaled approximately $25,625. The aggregate fees of UHY related to audit services in connection with our initial public offering totaled approximately $76,977. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the year ended December 31, 2021 we did not pay UHY any audit-related fees.

Tax Fees. We did not pay UHY for tax services, planning or advice for the year ended December 31, 2021.

All Other Fees. We did not pay UHY for any other services for the year ended December 31, 2021.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a) The following documents are filed as part of this Report:

(1) Financial Statements

Welsbach Technology Metals Acquisition Corp

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Welsbach Technology Metals Acquisition Corp.

Opinion on the Financial Statement

We have audited the accompanying balance sheet of Welsbach Technology Metals Acquisition Corp. (the Company) as of December 31, 2021, and the statements of operations, changes in stockholders’ deficit and cash flows for the period May 27, 2021 (inception) to December 31, 2021, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and cash flows for the period May 27, 2021 (inception) to December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has no revenue, its business plan is dependent on the completion of a business combination and the Company must liquidate if the business combination is not consummated within nine months. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statement. We believe that our audit provides a reasonable basis for our opinion.

/s/ UHY LLP

We have served as the Company’s auditor since 2021.

New York, New York

March 24, 2022

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

BALANCE SHEET

December 31,
2021
ASSETS
CURRENT ASSETS
Cash	$1,200,956
Prepaid expenses and other assets	332,633
Total current assets	1,533,589
Investment held in Trust Account	75,000,011
TOTAL ASSETS	$76,533,600
LIABILITIES, REDEEMABLE COMMON STOCK, AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Due to affiliates	$79,673
Franchise tax payable	60,750
Total current liabilities	140,423
Deferred underwriting fee payable	2,625,000
TOTAL LIABILITIES	2,765,423
COMMITMENTS AND CONTINGENCIES (Note 6)
REDEEMABLE COMMON STOCK
Common Stock subject to possible redemption, $0.0001 par value, 7,500,000 shares at redemption value of $10.00 per share.	75,000,000
STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-
Common stock; $0.0001 par value; 100,000,000 shares authorized; 2,503,750 shares issued and outstanding	250
Additional paid-in capital
Accumulated deficit	(1,232,073)
TOTAL STOCKHOLDERS' DEFICIT	(1,231,823)
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK, AND STOCKHOLDERS' DEFICIT	$76,533,600

This number includes up to 281,250 shares of common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 4).

The accompanying notes are an integral part of these financial statements

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

STATEMENT OF OPERATIONS

FOR THE PERIOD OF MAY 27, 2021 (INCEPTION) TO DECEMBER 31, 2021

OPERATING EXPENSES
General and administrative	$7,865
Franchise Tax	60,750
Total expenses	68,615
OTHER INCOME
Income on investments held in Trust Account	$11
Total other income	11
NET LOSS	$(68,604)
Weighted average shares outstanding of Common stock	1,785,218
Basic and diluted net income per share, Common stock	$(0.04)

The accompanying notes are an integral part of these financial statements

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.
STATEMENT OF CHANGES IN STOCKHOLDER’S DEFICIT
FOR THE PERIOD OF MAY 27, 2021 (INCEPTION) TO DECEMBER 31, 2021

	Common stock			Additional paid-in	Total Accumulated	Stockholders’
	Amount	Shares	Amount	capital	deficit	deficit
Balance, Inception	$-	-	$-	$-	$-	$-
Issuance of common stock to Sponsor		2,156,250	216	24,784		25,000
Sale of Private Units to insiders	35	347,500	34	3,474,965	-	3,475,000
Proceeds from Initial Public Offering Costs allocated to Public Units (net of offering costs)	-	-	-	2,392,261	-	2,392,261
Accretion for redeemable common stock to redemption value	-	-	-	(5,892,011)	(1,163,469)	(7,055,480)
Net loss	-	-	-	-	(68,604)	(68,604)
Balance, December 31, 2021	$35	2,503,750	$250	$-	$(1,232,073)	$(1,231,823)

The accompanying notes are an integral part of these financial statements

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

STATEMENT OF CASH FLOW

FOR THE PERIOD OF MAY 27, 2021 (INCEPTION) TO DECEMBER 31, 2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(68,604)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income on investments held in Trust Account	(11)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(332,633)
Due to affiliates	79,673
Franchise tax payable	60,750
Net cash flows used in operating activities	(260,825)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash deposited to Trust Account	(75,000,000)
Net cash flows paid in investing activities	(75,000,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Initial public offering	73,500,000
Proceeds from sale of private units	3,475,000
Proceeds from issuance of common stock to Sponsor	25,000
Payment of offering costs	(538,219)
Net cash flows provided by financing activities	76,461,781
NET CHANGE IN CASH	1,200,956
CASH, BEGINNING OF PERIOD	-
CASH, END OF PERIOD	$1,200,956
Supplemental disclosure of noncash activities:
Initial value of Class A common stock subject to possible redemption	$75,000,000
Deferred underwriting commissions payable charged to additional paid in capital	$2,625,000
Accretion for redeemable common stock to redemption value	$7,121,726

The accompanying notes are an integral part of these financial statements

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

Note 1 – Description of Organization and Business Operations and Liquidity

Welsbach Technology Metals Acquisition Corp. (the “Company”) was incorporated in Delaware on May 27, 2021. The Company is a blank check company formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (the “Business Combination”).

The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of December 31, 2021, the Company had not commenced any operations. All activity through December 31, 2021, relates to the Company’s formation and Initial Public Offering (“IPO”), which is described below and, since the offering, the search for a prospective Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income earned on investments from the proceeds derived from the IPO. The registration statement for the Company’s IPO was declared effective on December 27, 2021. On December 31, 2021, the Company consummated the IPO of 7,500,000 units (“Units”) with respect to the common stock included in the Units being offered (the “Public Shares”) at $10.00 per Unit generating gross proceeds of $75,000,000, which is discussed in Note 3. The Company has selected December 31 as its fiscal year end.

Simultaneously with the closing of the IPO, the Company consummated the sale of 347,500 private placement units (“Private Placement Units”) at a price of $10.00 per Private Placement Unit in a private placement to the Company’s sponsor, Welsbach Acquisition Holdings LLC (the “Sponsor”) generating gross proceeds of $3,745,000 which is described in Note 4.

The Company granted the underwriters a 45-day option to purchase up to 1,125,000 Units to cover Over-allotment, if any. On January 14, 2022, the underwriters partially exercised the option and purchased 227,686 additional Units (the “Over-allotment Units”), generating gross proceeds of $2,276,860.

Upon the closing of the Over-allotment on January 14, 2022, the Company consummated a private sale of an additional 4,554 Private Placement Units at a price of $10.00 per Private Placement Unit, generating gross proceeds of $45,540. As of January 14, 2022, a total of $77,276,860 of the net proceeds from the IPO (including the Over-allotment Units) and the sale of Private Placement Units has been placed in the Trust Account. As the over-allotment option was only partially exercised, 224,328 shares of Common stock purchased by the initial shareholders have been forfeited for no consideration.

Offering costs for the IPO and underwriters’ partial exercise of the over-allotment option (subsequent to December 31, 2021) amounted to $4,788,445, consisting of $1,545,537 of underwriting fees, $2,704,690 of deferred underwriting fees payable (which are held in the Trust Account (defined below)) and $538,218 of other costs. As described in Note 6, the $2,704,690 of deferred underwriting fee payable is contingent upon the consummation of a Business Combination by September 30, 2022, subject to the terms of the underwriting agreement.

Following the closing of the IPO, $75,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the Private Placement Units was placed in a trust account (“Trust Account”). The amounts placed in the Trust Account will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account, as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of the Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the assets held in the Trust Account excluding the amounts due under the business combination marketing agreement and taxes payable on income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance the Company will be able to successfully effect a Business Combination.

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

The Company will provide the holders of the outstanding Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest then in the Trust Account, net of taxes payable).

All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Company’s Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”) Subtopic 10-S99, redemption provisions not solely within the control of a company require common stock subject to redemption to be classified outside of permanent equity. Given that the Public Shares will be issued with other freestanding instruments (i.e., Public Rights as defined in Note 3), the initial carrying value of the Public Shares classified as temporary equity will be the allocated proceeds determined in accordance with ASC 470-20 “Debt with Conversion and other Options”. The Public Shares are subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. While redemptions cannot cause the Company’s net tangible assets to fall below $5,000,001, the Public Shares are redeemable and are classified as such on the balance sheet until such date that a redemption event takes place.

Redemptions of the Company’s Public Shares may be subject to the satisfaction of conditions, including minimum cash conditions, pursuant to an agreement relating to the Company’s Business Combination. If the Company seeks stockholder approval of the Business Combination, the Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination, or such other vote as required by law or stock exchange rule. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the Securities Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the IPO in favor of approving a Business Combination. Additionally, each Public Stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

Notwithstanding the foregoing, the Certificate of Incorporation provides that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 20% or more of the Public Shares sold in the IPO, without the prior consent of the Company.

The Company’s Sponsor, officers and directors (the “Initial Stockholders”) have agreed not to propose an amendment to the Certificate of Incorporation that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the Public Stockholders with the opportunity to redeem their shares of Common Stock in conjunction with any such amendment.

If the Company is unable to complete a Business Combination by September 30, 2022, 9 months, or up to 15 months as the Sponsor or its affiliates or designees may, but are not obligated to, extend the period of time to consummate a Business Combination two times by an additional three months, provided that, pursuant to the terms of the Company’s Certificate of Incorporation and the trust agreement, the Sponsor or its affiliates or designees, upon five days’ advance notice prior to the applicable deadline, deposit into the Trust Account $862,500 ($0.10 per share in either case, or an aggregate of $1,500,000 (or up to $1,725,000 if the over-allotment option is exercised in full)), on or prior to the date of the applicable deadline, from the closing of the IPO (“Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay the Company’s franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

The Initial Stockholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Stockholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to its business combination marketing agreement fee (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period, and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per shares held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Risks and Uncertainties

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a pandemic which continues to spread throughout the United States and the world. As of the date the financial statement was issued, there was considerable uncertainty around the expected duration of this pandemic. Management is continues to evaluate the impact of the COVID-19 pandemic and the Company has concluded that while it is reasonably possible that COVID-19 could have a negative effect on identifying a target company for a Business Combination, the specific impact is not readily determinable as of the date of this financial statement. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Liquidity and Capital Resources

As of December 30, 2021, the Company had a cash balance of $1,200,956 and a working capital surplus of $1,393,166. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company has no revenue, and its business plan is dependent on the completion of a Business Combination within the Combination Period. If the Company is unable to compete a Business Combination within the Combination Period, it must liquidate. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within a reasonable period of time, which is considered to be one year from the issuance date of the financial statement.

Until the consummation of a Business Combination, the Company will be using funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination. If the Company’s estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to a Business Combination.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern one year from the date the financial statement is issued. The financial statement does not include any adjustments that might result from its inability to consummate a Business Combination or its inability to continue as a going concern.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.

Emerging Growth Company

The Company is an emerging growth company as defined in Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), which exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised, and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Making estimates requires management to exercise significant judgment. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021.

Investments Held in Trust Account

At December 31, 2021, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Offering Costs associated with the IPO and overallotment

Offering costs consist principally of legal, accounting, underwriting fees and other costs directly related to the IPO. Offering costs of the IPO amounted to $4,663,218 which was charged against additional paid-in capital upon the completion of the IPO. Subsequently, additional offering cost of $125,227 was incurred with the Overallotment in January 2022 and was also charged against additional paid-in capital in January 2022.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit. As of December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the (“FASB”) ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

Income Taxes

The Company complies with the accounting and reporting requirements of ASC 740, “Income Taxes,” (“ASC 740”) which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for the period from May 27, 2021 (date of inception) to December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes was deemed to be de minimis for the period May 27, 2021 (inception) through December 31, 2021.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Public Shares sold in the IPO feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, on December 31, 2021, 7,500,000 shares of common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.

Immediately upon the closing of the IPO, the Company recognized the accretion from the initial book value to redemption amount value. This method would view the end of the reporting period as if it were also the redemption date for the security. The change in the carrying value of redeemable shares of common stock resulted in charges against additional paid-in capital and accumulated deficit.

As of December 31, 2021, the shares of common stock reflected on the balance sheet are reconciled on the following table:

Gross proceeds	$75,000,000
Less:
Fair value of Public Rights at issuance	(2,550,000)
Public Shares issuance costs	(4,505,480)
Plus:
Accretion of carrying value to redemption value	7,055,480
Common stock subject to possible redemption	$75,000,000

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

Net Loss per Common Share

The Company has class of shares, which are referred to as Common Stock (the “Founder Shares”). At December 31, 2021, no Public Units or Private Placement Units have been exercised. As a result, diluted net income per common stock is the same as basic net income per common stock for the period. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of stock.

Basic and diluted net loss per share:	For the period May 27, 2021 to December 31, 2021 Common Stock
Numerator:
Allocation of net loss, including accretion of temporary equity	$(68,604)
Denominator:
Weighted average shares outstanding	1,785,218
Basic and diluted net loss per share	$(0.04)

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt– debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging– Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on May 27, 2021 (inception).

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Note 3 — Initial Public Offering and Over-Allotment

Pursuant to the IPO, the Company sold 7,500,000 Units at a price of $10.00 per Unit. Each Unit consists of one share of common stock and one right to receive one-tenth (1/10) of a share of common stock upon consummation of a Business Combination. (each, a “Public Right”).

The Company granted the underwriters a 45-day option to purchase up to 1,125,000 Units to cover Over-allotment, if any. On January 14, 2022, the underwriters partially exercised the option and purchased 227,686 additional Units (the “Over-allotment Units”).

Note 4 — Private Placement

On December 27, 2021, simultaneously with the consummation of the IPO the Company consummated the issuance and sale (“Private Placement”) of 347,500 Private Placement Units in a private placement transaction at a price of $10.00 per Private Placement Unit, generating gross proceeds of $3,475,000. Each Private Placement Unit consists of one share of common stock and one right to receive one-tenth (1/10) of a share of common stock upon consummation of a Business Combination.

On January 14, 2021, the Company consummated the sale of an additional 22,500 Private Placement Units, at $10.00 per Private Placement Unit for an aggregate purchase price of $45,540.

A portion of the proceeds from the Private Placement Units were added to the proceeds from the IPO to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Units will be worthless.

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

Note 5 — Related Party Transactions

Founder Shares

On June 25, 2021, the Sponsor purchased 1,437,500 shares (the “Founder Shares”) of the Company’s Class B common stock, par value $0.0001 for an aggregate price of $25,000. On October 13, 2021, the Company effected an exchange of each such Class B shares for 1.5 shares of the Company’s common stock, resulting in our Sponsor holding an aggregate of 2,156,250 Founder Shares. The Company no longer has Class B stock. The Initial Stockholders have agreed to forfeit up to 281,250 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriters. Subsequent to year end, the Founders forfeited 224,328 Founder Shares.

The Founder Shares were placed into an escrow account maintained in New York, New York by Continental Stock Transfer & Trust Company, acting as escrow agent. Subject to certain limited exceptions, 50% of these shares will not be transferred, assigned, sold or released from escrow until the earlier of (i) six months after the date of the consummation of a Business Combination and (ii) the date on which the closing price of our common stock equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after our Business Combination and the remaining 50% of the Founder Shares will not be transferred, assigned, sold or released from escrow until six months after the date of the consummation of a Business Combination, or earlier, in either case, if, subsequent to a Business Combination, we complete a liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Promissory Note – Related Party

On June 25, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the IPO pursuant to a promissory note (the “Note”). This loan was non-interest bearing and was payable at the consummation of the IPO. As of December 31, 2021, there was no amount payable against the Note.

Due to Affiliates

On December 31, 2021, the Sponsor funded $79,673 in excess of $3,475,000 aggregate purchase price of the Private Placement Units. This amount will be repaid from Company’s operating account as soon as practicable.

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. These units would be identical to the Private Placement Units. As of December 31, 2021, there were no Working Capital Loans outstanding.

Support Services

The Company intends to pay the Sponsor a fee of approximately $10,000 per month following the consummation of the IPO until the earlier of the consummation of the Business Combination or liquidation for the use of office space and administrative support services. As of December 31, 2021, no amounts have been paid under this arrangement.

The Company intends to pay an entity affiliated with its Chief Financial Officer approximately $6,500 per quarter for accounting services following the consummation of the IPO until the earlier of the consummation of the Business Combination or liquidation. As of December 31, 2021, no amount has been paid under this arrangement.

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

Note 6 — Commitments and Contingencies

Registration Rights

The holders of Founder Shares, Private Placement Units and units that may be issued upon conversion of Working Capital Loans, if any, will be entitled to registration rights pursuant to a registration rights agreement to be signed on or before the date of the prospectus for the IPO. These holders will be entitled to certain demand and “piggyback” registration rights. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until the termination of the applicable lock-up period for the securities to be registered. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the final prospectus relating to the IPO to purchase up to 1,125,000 additional Units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions.

The underwriters were paid a cash underwriting discount of $0.20 per Unit on the offering not including the Units issued with the underwriter’s exercise of their over-allotment option, or $1,500,000 in the aggregate at the closing of the IPO. In addition, the underwriters are entitled to a deferred underwriting commissions of $0.35 per unit, or $2,625,000 from the closing of the IPO. The total deferred fee of $2,625,000 deferred until Business Combination. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely if the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Note 7 — Stockholders’ Equity

Recapitalization — On June 25, 2021, our sponsor purchased 1,437,500 shares of Class B common stock for an aggregate purchase price of $25,000. On October 13, 2021, the Company effected an exchange of each such share of Class B common stock for 1.5 shares of our common stock, resulting in our sponsor holding an aggregate of 2,156,250 founder shares. The Company no longer has Class B stock.

Common stock —The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. As of December 31, 2021, there were 2,503,750 shares of common stock outstanding (excluding 7,500,000 shares of common stock subject to possible redemption).

Preferred Stock —The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. For the period presented, there were no shares of preferred stock issued or outstanding.

Rights — Except in cases where the Company is not the surviving company in a Business Combination, each holder of a Public Right will automatically receive one-tenth of one share of common stock upon consummation of a Business Combination, even if the holder of a Public Right converted all shares held by him, her or it in connection with a Business Combination or an amendment to the Company’s Amended and Restated Certificate of Incorporation with respect to its pre-business combination activities. In the event that the Company will not be the surviving company upon completion of a Business Combination, each holder of a Public Right will be required to affirmatively convert his, her or its rights in order to receive the one-tenth of a share underlying each Public Right upon consummation of the Business Combination.

The Company will not issue fractional shares in connection with an exchange of Public Rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of the Delaware General Corporation Law. As a result, the holders of the Public Rights must hold rights in multiples of 10 in order to receive shares for all of the holders’ rights upon closing of a Business Combination.

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

Note 8 — Fair Value Measurements

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to  minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

At December 31, 2021, the assets held in the Trust Account were held in treasury funds. All of the Company’s investments held in the Trust Account are classified as trading securities

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

			Significant Other	Significant Other
		Quoted Prices in Active Markets	Observable Inputs	Unobservable Inputs
	Level	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash, and U.S. Treasury Securities	1	$75,000,011	—	—

Note 9 — Subsequent Events

The Company has evaluated subsequent events through the date these financial statements were available for issuance and determined that there were no subsequent events that would require adjustment or disclosure.

On January 14, 2022, the underwriters partially exercised the Over-allotment option and purchased 227,686 additional Units (the “Over-allotment Units”), generating gross proceeds of $2,276,860. Upon the closing of the Over-allotment on January 14, 2022, the Company consummated a private sale of an additional 4,554 Private Placement Units at a price of $10.00 per Private Placement Unit, generating gross proceeds of $45,540. Additional offering cost of $125,227 was incurred with the Overallotment in January 2022 and was also charged against additional paid-in capital in January 2022. In connection with the partial exercise of the Over-allotment option, the Initial Stockholders forfeited 224,328 Founder Shares.

(2)	Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes beginning on F-1 on this Report.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected on the SEC website at www.sec.gov.

Item	16. Form 10-K Summary.

Not applicable.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated December 27, 2021, by and between the Company and Chardan Capital Markets, LLC, as representative of the several underwriters. (3)
3.1	Amended and Restated Certificate of Incorporation. (3)
3.2	Amended and Restated Bylaws. (1)
4.1	Specimen Unit Certificate. (1)
4.2	Specimen Common Stock Certificate. (1)
4.3	Specimen Right Certificate. (1)
4.4	Rights Agreement, dated December 27, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as rights agent. (3)
4.5	Description of Registered Securities.*
4.6	Unit Purchase Option, dated December 27, 2021, by and between the Company and Chardan Capital Markets, LLC. (3)
10.1	Letter Agreement, dated December 27, 2021, by and among the Company, its officers, directors, certain advisors, and the Sponsor. (3)
10.2	Investment Management Trust Agreement, dated December 27, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (3)
10.3	Stock Escrow Agreement, dated December 27, 2021, by and between the Company, the Sponsor and Continental Stock Transfer & Trust Company, as escrow agent. (3)
10.4	Registration Rights Agreement, dated December 27, 2021, by and among the Company and certain security holders. (3)
10.5	Form of Indemnity Agreement. (1)
10.6	Private Placement Units Purchase Agreement, dated December 27, 2021, by and between the Company and the Sponsor. (3)
10.7	Promissory Note, dated June 25, 2021, issued to Welsbach Acquisition Holdings LLC. (2)
10.8	Administrative Support Agreement, dated December 27, 2021, by and between the Company and the Sponsor. (3)
14	Code of Ethics (1)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
99.1	Audit Committee Charter (1)
99.2	Compensation Committee Charter (1)
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

*	Filed herewith.

**	Furnished herewith

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, filed with the SEC on December 2, 2021.

(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A, filed with the SEC on December 15, 2021.

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on December 30, 2021.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 24, 2022	WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

	By:	/s/ Daniel Mamadou
	Name:	Daniel Mamadou
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Daniel Mamadou	Chief Executive Officer and Chairman of the Board of Directors	March 24, 2022
Daniel Mamadou	(Principal Executive Officer)

/s/ John Stanfield	Chief Financial Officer	March 24, 2022
John Stanfield	(Principal Financial and Accounting Officer)

/s/ Christopher Clower	Chief Operating Officer and Director	March 24, 2022
Christopher Clower

/s/ Emily King	Director	March 24, 2022
Emily King

/s/ Dr. Ralph Welpe	Director	March 24, 2022
Dr. Ralph Welpe

/s/ Matthew T. Mrozinski	Director	March 24, 2022
Matthew T. Mrozinski