Form 10-Q
period 2022-03-31
Welsbach Technology Metals Acquisition Corp.
filed 2022-05-13
CIK 1866226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                           to

Commission file number: 001-41183

Welsbach Technology Metals Acquisition Corp.

(Exact name of registrant as specified in its charter)

Delaware	87-106702
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

160 S Craig Place
Lombard, Illinois	60148
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (510) 900-0242

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Units, each consisting of one share of common stock, $0.0001 par value, and one right to receive one-tenth of one share of common stock	WTMAU	The Nasdaq Stock Market LLC
Common stock, $0.0001 par value per share	WTMA	The Nasdaq Stock Market LLC
Rights, each exchangeable into one- tenth of one share of common stock	WTMAR	The Nasdaq Stock Market LLC

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated filer	☒ Smaller reporting company
☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of May 13, 2022 there were 10,011,662 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

WELSBACH TECHNOLOGY METALS ACQUISITION CORP

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

i

WELSBACH TECHNOLOGY METALS ACQUISITION CORP

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$900,546	$1,200,956
Prepaid expenses and other	260,871	332,633
Total current assets	1,161,417	1,533,589
Investment held in Trust Account	77,284,648	75,000,011
TOTAL ASSETS	$78,446,065	$76,533,600

LIABILITIES, REDEEMABLE COMMON STOCK, AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$18,495	$-
Due to affiliates	216,063	79,673
Franchise tax payable	110,750	60,750
Total current liabilities	345,308	140,423
Deferred underwriting fee payable	2,704,690	2,625,000
TOTAL LIABILITIES	3,049,998	2,765,423

COMMITMENTS AND CONTINGENCIES (Note 6)
REDEEMABLE COMMON STOCK
Common Stock subject to possible redemption, $0.0001 par value, 7,727,686 and 7,500,000 shares at redemption value of $10.00 per share at March 31, 2022, and December 31, 2021, respectively	77,276,860	75,000,000

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at March 31, 2022, and December 31, 2021.	-	-
Common stock; $0.0001 par value; 100,000,000 shares authorized; 2,283,976 and 2,503,750 shares issued and outstanding at March 31, 2022, and December 31, 2021, respectively (1)	228	250
Accumulated deficit	(1,881,021)	(1,232,073)

Total stockholders' deficit	(1,880,793)	(1,231,823)
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK, AND STOCKHOLDERS' DEFICIT	$78,446,065	$76,533,600

(1)	This number includes up to 281,250 shares of common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters at December 31, 2021,of which 224,328 shares were forfeited (see Note 4).

The accompanying notes are an integral part of these unaudited condensed financial statements

WELSBACH TECHNOLOGY METALS ACQUISITION CORP

CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 (UNAUDITED)

OPERATING EXPENSES
General and administrative	$527,059
Franchise tax	50,000
Total expenses	577,059
OTHER INCOME
Income on investments held in Trust Account	7,777
Total other income	7,777
NET LOSS	$(569,282)
Weighted average shares outstanding of common stock - redemption feature	7,692,268
Basic and diluted net loss per share of common stock - redemption feature	$(0.06)

Weighted average shares outstanding of common stock - no redemption feature	2,036,913
Basic and diluted net loss per share of common stock - no redemption feature	$(0.06)

The accompanying notes are an integral part of these unaudited condensed financial statements

WELSBACH TECHNOLOGY METALS ACQUISITION CORP

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2022 (UNAUDITED)

	Common stock		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	capital	deficit	deficit

Balance, December 31, 2021	2,503,750	$250	$-	$(1,232,073)	$(1,231,823)

Sale of private placement units to the sponsor	4,554	-	45,540	-	45,540

Proceeds from the exercise of over-allotment option allocated to public rights (net of offering costs)	-	-	73,142	-	73,142

Forfeiture of shares by Sponsor to the extent the over-allotment option was not exercised in full	(224,328)	(22)	22	-	-

Accretion for redeemable common stock to redemption value	-	-	(118,704)	(79,666)	(198,370)

Net loss	-	-	-	(569,282)	(569,282)

Balance, March 31, 2022	2,283,976	$228	$-	$(1,881,021)	$(1,880,793)

The accompanying notes are an integral part of these unaudited condensed financial statements

WELSBACH TECHNOLOGY METALS ACQUISITION CORP

CONDENSED STATEMENT OF CASH FLOW

FOR THE THREE MONTHS ENDED MARCH 31, 2022 (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(569,282)
Adjustments to reconcile net income to net cash used in operating activities:
Interest income on investments held in Trust Account	(7,777)
Changes in operating assets and liabilities:
Prepaid expenses and other	71,762
Due to affiliates	136,390
Accounts payable and accrued expenses	18,495
Franchise tax payable	50,000
Net cash used in operating activities	(300,412)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash deposited to Trust Account	(2,276,860)
Net cash used in investing activities	(2,276,860)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of over-allotment option	2,276,860
Proceeds from sale of private units to sponsor	45,540
Payment of offering costs	(45,538)
Net cash provided by financing activities	2,276,862
NET CHANGE IN CASH	(300,410)
CASH, BEGINNING OF PERIOD	1,200,956
CASH, END OF PERIOD	$900,546

Supplemental disclosure on noncash activities:
Initial value related to increase of shares of Common Stock subject to possible redemption	$2,276,860
Deferred underwriting commission payable	$79,690
Accretion for redeemable common stock to redemption value	$198,370

The accompanying notes are an integral part of these unaudited condensed financial statements

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2022

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

As of March 31, 2022, the Company had not commenced any operations. All activity through March 31, 2022, relates to the Company’s formation and Initial Public Offering (“IPO”), which is described below and, since the offering, the search for a prospective Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income earned on investments from the proceeds derived from the IPO. The registration statement for the Company’s IPO was declared effective on December 27, 2021. On December 30, 2021, the Company consummated the IPO of 7,500,000 units (“Units”), each Unit containing one share of common stock (the “Public Shares”) and one right to receive 1/10 of one share of common stock upon the consummation of the Business Combination (the “Public Rights”), at $10.00 per Unit generating gross proceeds of $75,000,000, which is discussed in Note 3. The Company has selected December 31 as its fiscal year end.

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

Offering costs for the IPO and underwriters’ partial exercise of the over-allotment option amounted to $4,788,445, consisting of $1,545,537 of underwriting fees, $2,704,690 of deferred underwriting fees payable (which are held in the Trust Account (defined below)) and $538,218 of other costs. As described in Note 6, the $2,704,690 of deferred underwriting fee payable is contingent upon the consummation of a Business Combination by September 30, 2022, subject to the terms of the underwriting agreement.

Following the closing of the IPO, $75,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the Private Placement Units was placed in a trust account (“Trust Account”). The amounts placed in the Trust Account will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account, as described below.

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

The Company’s Sponsor, officers and directors and other holders of Founders Shares (the “Initial Stockholders”) have agreed not to propose an amendment to the Certificate of Incorporation that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the Public Stockholders with the opportunity to redeem their shares of Common Stock in conjunction with any such amendment.

If the Company is unable to complete a Business Combination by September 30, 2022, 9 months following the consummation of the Company’s IPO, or 12 or 15 months following the IPO if the deadline is extended, as the Sponsor or its affiliates or designees may, but are not obligated to, extend the period of time to consummate a Business Combination two times by an additional three months, provided that, pursuant to the terms of the Company’s Certificate of Incorporation and the trust agreement, the Sponsor or its affiliates or designees, upon five days’ advance notice prior to the applicable deadline, deposit into the Trust Account $862,500 ($0.10 per share in either case, or an aggregate of $1,500,000 (or up to $1,725,000 if the over-allotment option is exercised in full)), on or prior to the date of the applicable deadline, from the closing of the IPO (“Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay the Company’s franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

The Initial Stockholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Stockholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to its deferred underwriting fees (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period, and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per shares held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Risks and Uncertainties

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a pandemic which continues to spread throughout the United States and the world. As of the date the financial statement was issued, there was considerable uncertainty around the expected duration of this pandemic. Management continues to evaluate the impact of the COVID-19 pandemic and the Company has concluded that while it is reasonably possible that COVID-19 could have a negative effect on identifying a target company for a Business Combination, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Going Concern, Liquidity and Capital Resources

As of March 31, 2022, the Company had a cash balance of $900,546 and a working capital surplus of $816,109. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company has no revenue, and its business plan is dependent on the completion of a Business Combination within the Combination Period. If the Company is unable to compete a Business Combination within the Combination Period, it must liquidate. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within a reasonable period of time, which is considered to be one year from the issuance date of the financial statements.

Until the consummation of a Business Combination, the Company will be using funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination. If the Company’s estimates of the costs of identifying a target business, undertaking in-depth due diligence, and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to a Business Combination.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern one year from the date the financial statements are issued. The financial statements do not include any adjustments that might result from its inability to consummate a Business Combination or its inability to continue as a going concern.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, as filed with the SEC on March 25, 2022. The interim results for the period presented are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

Investments Held in Trust Account

At March 31, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Offering Costs associated with the IPO and overallotment

Offering costs consist principally of legal, accounting, underwriting fees and other costs directly related to the IPO. Offering costs of the IPO amounted to $4,663,218 which was charged against additional paid-in capital and common stock subject to redemption upon the completion of the IPO. Subsequently, additional offering cost of $125,227 was incurred with the Overallotment in January 2022 and was also charged against additional paid-in capital and common stock subject to redemption in January 2022.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit. As of March 31, 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2022, and December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for the three months ended March 31, 2022 and period ended December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

At December 31, 2021 the provision for income taxes was deemed to be de minimis.

Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Current income taxes are based on the year’s income taxable for federal and state income tax reporting purposes. Total tax provision may differ from the statutory tax rates applied to income before provision for income taxes due principally to expenses charged which are not tax deductible.

The total provision (benefit) for income taxes is comprised of the following for the period ended March 31, 2022:

Current expense	$-
Deferred expense	120,000
Valuation allowance	(120,000)
Income tax provision	$-

The net deferred tax assets at March 31, 2022 comprised of the following:

Deferred tax assets:
Start-up costs	$111,000
Net operation loss	9,000
Total deferred tax assets	120,000
Valuation allowance	(120,000)
Net deferred tax assets	$-

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or full of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, Management believes that significant uncertainty exists with respect to future realization of a portion of the deferred tax assets and has therefore established a valuation allowance. The change in valuation allowance for the three months ended March 31, 2022 was $120,000.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Public Shares sold in the IPO feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, on March 31, 2022, 7,727,686 shares of common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.

Immediately upon the closing of the IPO, the Company recognized the accretion from the initial book value to redemption amount value. This method would view the end of the reporting period as if it were also the redemption date for the security. The change in the carrying value of redeemable shares of common stock resulted in charges against additional paid-in capital and accumulated deficit.

The shares of common stock reflected on the balance sheet are reconciled on the following table:

	March 31, 2022	December 31, 2021
Gross proceeds	$77,276,860	$75,000,000
Less:
Fair value of Public Rights at issuance	$(2,627,413)	$(2,550,000)
Public shares issuance costs	$(4,626,437)	$(4,505,480)
Plus: Accretion of carrying value to redemption value	$7,253,850	$7,055,480
Redeemable ordinary shares subject to possible redemption	$77,276,860	$75,000,000

Net Loss per Common Share

The Company computes earnings (loss) per share in accordance with ASC 260-10-45 “Earnings per Share”, which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. The Company's public common shares have a redemption right which differ from the common shares that the sponsors hold. Accordingly, the Company has effectively two classes of shares, which are referred to as public common shares and Founder Shares. Income and losses are shared pro rata between the two classes of shares. Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of outstanding common shares during the period.

Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive earnings (loss) per share excludes all potential common shares if their effect is anti-dilutive. The Company has excluded the Rights from the calculation of diluted income (loss) per share because the Rights are contingent upon the occurrence of future events. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three months ended March 31, 2022.The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per common share.

	Redeemable	Non-Redeemable
NUMERATOR
Allocation of net income (loss), as adjusted	$(450,096)	$(119,186)
DENOMINATOR
Weighted Average Shares Outstanding	7,692,268	2,036,913
EPS
Income (loss) per common share	$(0.06)	$(0.06)

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements for the three months period ended March 31 ,2022.

Note 3 — Initial Public Offering and Over-Allotment

Pursuant to the IPO, the Company sold 7,500,000 Units at a price of $10.00 per Unit. Each Unit consists of one share of common stock and one right to receive one-tenth (1/10) of a share of common stock upon consummation of a Business Combination (each, a “Public Right”).

The Company granted the underwriters a 45-day option to purchase up to 1,125,000 Units to cover Over-allotment, if any. On January 14, 2022, the underwriters partially exercised the option and purchased 227,686 additional Units (the “Over-allotment Units”).

Note 4 — Private Placement

On December 27, 2021, simultaneously with the consummation of the IPO, the Company consummated the issuance and sale (“Private Placement”) of 347,500 Private Placement Units in a private placement transaction at a price of $10.00 per Private Placement Unit, generating gross proceeds of $3,475,000. Each Private Placement Unit consists of one share of common stock and one right to receive one-tenth (1/10) of a share of common stock upon consummation of a Business Combination.

On January 14, 2021, the Company consummated the sale of an additional 4,554 Private Placement Units, at $10.00 per Private Placement Unit for an aggregate purchase price of $45,540.

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

Note 5 — Related Party Transactions

Founder Shares

On June 25, 2021, the Sponsor purchased 1,437,500 shares (the “Founder Shares”) of the Company’s Class B common stock, par value $0.0001 for an aggregate price of $25,000. On October 13, 2021, the Company effected an exchange of each such Class B shares for 1.5 shares of the Company’s common stock, resulting in the Sponsor holding an aggregate of 2,156,250 Founder Shares. The Company no longer has Class B common stock authorized. The Initial Stockholders had agreed to forfeit up to 281,250 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriters. During the period ended March 31, 2022, the Sponsor forfeited 224,328 Founder Shares for no consideration, due to the underwriters exercise of the over-allotment option in part.

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

Promissory Note – Related Party

On June 25, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the IPO pursuant to a promissory note (the “Note”). This loan was non-interest bearing and was payable at the consummation of the IPO. As of March 31, 2022, and December 31, 2021, there was no amount payable against the Note.

Due to Affiliates

On December 31, 2021, the Sponsor funded $79,673 in excess of $3,475,000 aggregate purchase price of the Private Placement Units. On January 14, 2022, the Sponsor funded $179,463 in excess of the $45,540 aggregate purchase price of the Private Placement Units sold in conjunction with the exercise of the over-allotment option (for an aggregate of $259,136 in excess purchase price). As of March 31, 2022, an amount of $43,073 has been paid and the remaining $216,063 will be repaid from Company’s operating account as soon as practicable.

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. These units would be identical to the Private Placement Units. As of March 31, 2022, there were no Working Capital Loans outstanding.

Support Services

Commencing on December 27, 2021, the Company entered into an agreement to pay the Sponsor $10,000 per month for the use of office space and administrative support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2022, $30,000 has been expensed related to the agreement.

Commencing on December 27, 2021, the Company entered into an agreement to pay an entity affiliated with its Chief Financial Officer approximately $6,500 per quarter for accounting services. For the three months ended March 31, 2022, $6,500 has been incurred under this agreement.

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

Underwriting Agreement

The Company granted the underwriters a 45-day option to purchase up to 1,125,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. On January 14, 2022, the underwriters purchased an additional 227,686 Units at an offering price of $10.00 per Unit, generating additional gross proceeds of $2,276,860 to the Company. In February 2022, the remaining portion of the underwriters’ over-allotment option expired.

The underwriters were paid a cash underwriting fee of $0.20 per Unit, or $1,545,537 in the aggregate. In addition, $0.35 per Unit, or $2,704,690 in the aggregate will be payable to the underwriters for deferred underwriting commissions, which will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Note 7 — Stockholders’ Equity

Recapitalization — On June 25, 2021, our sponsor purchased 1,437,500 shares of Class B common stock for an aggregate purchase price of $25,000. On October 13, 2021, the Company effected an exchange of each such share of Class B common stock for 1.5 shares of our common stock, resulting in our sponsor holding an aggregate of 2,156,250 founder shares. The Company no longer has Class B common stock authorized.

Common stock —The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. As of December 30, 2021, there were 2,503,750 shares of Common Stock outstanding (excluding 7,500,000 shares of Common Stock subject to possible redemption). As of March 31, 2022, there were 2,283,976 shares of common stock outstanding (excluding 7,727,686 shares of common stock subject to possible redemption).

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

At March 31, 2022, the assets held in the Trust Account were held in treasury funds. All of the Company’s investments held in the Trust Account are classified as trading securities

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at March 31, 2022 (unaudited) and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

March 31, 2022

		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Level	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash, and U.S. Treasury Securities	1	$77,284,648	—	—

December 31, 2021

		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Level	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash, and U.S. Treasury Securities	1	$75,000,011	—	—

Note 9 — Subsequent Events

The Company has evaluated subsequent events through the date these financial statements were available for issuance and determined that there were no subsequent events that would require adjustment or disclosure.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

References in this report to the “Company,” “Welsbach,” “our,” “us” or “we” refer to Welsbach Technology Metals Acquisition Corporation. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Welsbach Acquisition Holdings LLC. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto contained elsewhere in this Annual Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Overview

We are a blank check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more target businesses. We intend to effectuate our business combination using cash from the proceeds of our initial public offering (“IPO”) and the sale of the placement units that occurred simultaneously with the completion of our IPO, our capital stock, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the three months ended March 31, 2022 were in connection with the search for a prospective initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We expect to generate non-operating income in the form of interest income from the proceeds of the IPO placed in the Trust Account. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended March 31, 2022, we had a net loss of $569,282, which primarily consists of operating expenses of $527,059 and accrual of Delaware franchise taxes of $50,000, offset by interest and dividend earned on marketable securities held in the Trust Account in total of $7,777.

Liquidity and Capital Resources

On December 31, 2021, the Company consummated the IPO of 7,500,000 units (“Units”) , each Unit containing one share of common stock (the “Public Shares”) and one right to receive 1/10 of one share of common stock upon the consummation of the Business Combination (the “Public Rights”), generating gross proceeds of $75,000,000, which is discussed in Note 3.

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

$2,704,690.10 of deferred underwriting fee payable is contingent upon the consummation of a Business Combination by September 30, 2022, subject to the terms of the underwriting agreement.

For the period ended March 31, 2022, cash used in operating activities was $300,412. Net cash used in investing activities was $2,276,863 and net cash provided by financing activities was $2,276,865 mainly reflecting the proceeds of our IPO and subsequent deposit into the trust account.

At March 31, 2022, we had cash and marketable securities held in the trust account of $77,284,648. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less income taxes payable), to complete our business combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At March 31, 2022, we had cash of $900,546 outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

The underwriters were paid a cash underwriting discount of $0.20 per Unit on the offering, or $1,545,537.20 in the aggregate at the closing of the IPO and the over-allotment option. In addition, the underwriters are entitled to a deferred underwriting commissions of $0.35 per unit, or $2,704,690.10 from the closing of the IPO.

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

Net Loss per Share of Common Stock

Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture by the Sponsor. At March 31, 2022, the Company did not have any dilutive securities and/or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures were not effective due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, result of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended March 31, 2022, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than as described herein. Management has identified a material weakness in internal controls related to the accounting for complex financial instruments as described above. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurances that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our final prospectus for our Initial Public Offering filed with the SEC and our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on March 25, 2022. Any of those factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K as filed with the SEC on March 25, 2022. In addition, we may be subject to the following risk in connection with changes in laws and regulations.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination and results of operations.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, disclosures in business combination transactions involving special purpose acquisition companies (“SPACs”) and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940, as amended, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. These rules, if adopted, whether in the form proposed or in a revised form, may increase the costs of and the time needed to negotiate and complete an initial business combination, and may constrain the circumstances under which we could complete an initial business combination.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There are no transactions that have not been previously included in a Current Report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

Item 6. Exhibits, Financial Statement Schedules.

The following documents are filed as exhibits to this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Description of Document
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

Date: May 13, 2022	By:	/s/ Daniel Mamadou
	Name:	Daniel Mamadou
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2022	By:	/s/ John Stanfield
	Name:	John Stanfield
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)