Form 10-Q
period 2022-06-30
Welsbach Technology Metals Acquisition Corp.
filed 2022-08-12
CIK 1866226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

(510) 900-0242

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

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

As of August 12, 2022 there were 10,011,662 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

TABLE OF CONTENTS

		Page
	PART 1 – FINANCIAL INFORMATION
Item 1.	Interim Financial Statements (Unaudited)
	Condensed Balance Sheets as of June 30, 2022 (unaudited) and December 31, 2021	1
	Condensed Statements of Operations for the three and six months ended June 30, 2022 (unaudited) and the period May 27, 2021 (inception) through June 30, 2021	2
	Condensed Statements of Changes in Stockholders’ equity (deficit) for the three and six months ended June 30, 2022 and the period May 27, 2021 (inception) through June 30, 2021 (unaudited)	3
	Condensed Statements of Cash Flows for the six months ended June 30, 2022 and the period May 27, 2021 (inception) through June 30, 2021 (unaudited)	4
	Notes to Condensed Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	19
Item 4.	Control and Procedures	19
	PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	20
Item 1A.	Risk Factors	20
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3.	Defaults upon Senior Securities	22
Item 4.	Mine Safety Disclosures	22
Item 5.	Other Information	22
Item 6.	Exhibits	23
	SIGNATURES	24

i

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$791,154	$1,200,956
Prepaid expenses and other assets	138,172	332,633
Total current assets	929,326	1,533,589
Investment held in Trust Account	77,388,998	75,000,011
TOTAL ASSETS	$78,318,324	$76,533,600

LIABILITIES, REDEEMABLE COMMON STOCK, AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$122,265	$-
Due to affiliates	222,563	79,673
Franchise tax payable	81,392	60,750
Total current liabilities	426,220	140,423
Deferred underwriting fee payable	2,704,690	2,625,000
TOTAL LIABILITIES	3,130,910	2,765,423

COMMITMENTS AND CONTINGENCIES (NOTE 6)
REDEEMABLE COMMON STOCK
Common Stock subject to possible redemption, $0.0001 par value, 7,727,686 and 7,500,000 shares at redemption value of $10.00 per share at June 30, 2022, and December 31, 2021, respectively	77,276,860	75,000,000

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at June 30, 2022, and December 31, 2021.	-	-
Common stock; $0.0001 par value; 100,000,000 shares authorized; 2,283,976 and 2,503,750 shares issued and outstanding at June 30, 2022, and December 31, 2021, respectively	228	250
Accumulated deficit	(2,089,674)	(1,232,073)

Total stockholders’ deficit	(2,089,446)	(1,231,823)
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK, AND STOCKHOLDERS’ DEFICIT	$78,318,324	$76,533,600

The accompanying notes are an integral part of these unaudited condensed financial statements

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended June 30,	For the six months ended June 30,	For the period May 27, 2021 (inception) through June 30,
	2022		2021
OPERATING EXPENSES
General and administrative	$263,000	$790,059	$1,000
Franchise tax	50,000	100,000	-
Total operating expenses	313,000	890,059	1,000

OTHER INCOME
Income from investments held in Trust Account	104,347	112,124	-
Total other income	104,347	112,124	-

NET LOSS	$(208,653)	$(777,935)	$(1,000)

Weighted average shares outstanding of common stock - redemption feature	7,727,686	7,711,242	-
Basic and diluted net loss per share of common stock - redemption feature	$(0.02)	$(0.08)	$-

Weighted average shares outstanding of common stock - no redemption feature	2,227,054	2,018,599	1,437,500
Basic and diluted net loss per share of common stock - no redemption feature	$(0.02)	$(0.08)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Common stock		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	capital	deficit	Deficit

Balance, December 31, 2021	2,503,750	$250	$-	$(1,232,073)	$(1,231,823)

Sale of private placement units to the sponsor	4,554	-	45,540	-	45,540

Proceeds from the exercise of over-allotment option allocated to public rights (net of offering costs)	-	-	73,142	-	73,142

Forfeiture of shares by Sponsor to the extent the over-allotment option was not exercised in full	(224,328)	(22)	22	-	-

Accretion for redeemable common stock to redemption value	-	-	(118,704)	(79,666)	(198,370)

Net loss	-	-	-	(569,282)	(569,282)

Balance, March 31, 2022	2,283,976	$228	$-	$(1,881,021)	$(1,880,793)
Net loss	-	-	-	(208,653)	(208,653)
Balance, June 30, 2022	2,283,976	$228	$-	$(2,089,674)	$(2,089,446)

FOR THE PERIOD FROM MAY 27, 2021 (INCEPTION) THROUGH JUNE 30, 2021

	Common stock		Additional paid-in	Accumulated	Total stockholders’
	Shares	Amount	capital	deficit	equity

Balance, May 27, 2021 (inception)	-	$-	$-	$-	$-
Common stock issued to Sponsor	1,437,500	144	24,856	-	25,000
Net loss	-	-	-	(1,000)	(1,000)
Balance, June 30, 2021	1,437,500	$144	$24,856	$(1,000)	$24,000

The accompanying notes are an integral part of these unaudited condensed financial statements

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the six months ended June 30, 2022	For the period May 27, 2021 (inception) to June 30, 2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(777,935)	$(1,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Income on investments held in Trust Account	(112,127)	-
Changes in operating assets and liabilities:
Prepaid expenses and other assets	194,461	-
Due to affiliates	142,890	-
Accounts payable and accrued expenses	122,265	1,000
Franchise tax payable	20,642	-
Net cash used in operating activities	(409,804)	-

CASH FLOWS FROM INVESTING ACTIVITIES
Cash deposited to Trust Account	(2,276,860)	-
Net cash used in investing activities	(2,276,860)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of over-allotment option	2,276,860	-
Proceeds from sale of private units to sponsor	45,540	-
Payment of offering costs	(45,538)	-
Net cash provided by financing activities	2,276,862	-

NET CHANGE IN CASH	(409,802)	-

CASH, BEGINNING OF PERIOD	1,200,956	-

CASH, END OF PERIOD	$791,154	$-

Supplemental disclosure on noncash activities:
Deferred underwriting commission payable	$79,690	$-

The accompanying notes are an integral part of these unaudited condensed financial statements

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2022

Note 1 — Description of Organization and Business Operations and Liquidity

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

As of June 30, 2022, the Company had not commenced any operations. All activity through June 30, 2022, relates to the Company’s formation and Initial Public Offering (“IPO”), which is described below and, since the offering, the search for a prospective Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income earned on investments from the proceeds derived from the IPO. The registration statement for the Company’s IPO was declared effective on December 27, 2021. On December 30, 2021, the Company consummated the IPO of 7,500,000 units (“Units”), each Unit containing one share of common stock (the “Public Shares”) and one right to receive 1/10 of one share of common stock upon the consummation of the Business Combination (the “Public Rights”), at $10.00 per Unit generating gross proceeds of $75,000,000, which is discussed in Note 3. The Company has selected December 31 as its fiscal year end.

Simultaneously with the closing of the IPO, the Company consummated the sale of 347,500 private placement units (“Private Placement Units”) at a price of $10.00 per Private Placement Unit in a private placement to the Company’s sponsor, Welsbach Acquisition Holdings LLC (the “Sponsor”) generating gross proceeds of $3,745,000 which is described in Note 4.

The Company granted the underwriters a 45-day option to purchase up to 1,125,000 Units to cover Over-allotment, if any. On January 14, 2022, the underwriters partially exercised the option (the “Over-allotment”) and purchased 227,686 additional Units (the “Over-allotment Units”), generating gross proceeds of $2,276,860.

Upon the closing of the Over-allotment on January 14, 2022, the Company consummated a private sale of an additional 4,554 Private Placement Units at a price of $10.00 per Private Placement Unit, generating gross proceeds of $45,540. As of January 14, 2022, a total of $77,276,860 of the net proceeds from the IPO (including the Over-allotment Units) and the sale of Private Placement Units has been placed in the Trust Account. As the over-allotment option was only partially exercised, 224,328 shares of common stock purchased by the Initial Stockholders (as defined below) have been forfeited for no consideration.

Offering costs for the IPO and underwriters’ partial exercise of the over-allotment option amounted to $4,788,445, consisting of $1,545,537 of underwriting fees, $2,704,690 of deferred underwriting fees payable (which are held in the Trust Account (defined below)) and $538,218 of other costs. As described in Note 6, the $2,704,690 of deferred underwriting fee payable is contingent upon the consummation of a Business Combination by September 30, 2022, subject to the terms of the underwriting agreement entered into in connection with the IPO (the “Underwriting Agreement”).

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

All of the Public Shares contain a redemption feature, which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Company’s Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”) Subtopic 10-S99, redemption provisions not solely within the control of a company require common stock subject to redemption to be classified outside of permanent equity. Given that the Public Shares will be issued with other freestanding instruments (i.e., Public Rights as defined in Note 3), the initial carrying value of the Public Shares classified as temporary equity will be the allocated proceeds determined in accordance with ASC 470-20 “Debt with Conversion and other Options”. The Public Shares are subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. While redemptions cannot cause the Company’s net tangible assets to fall below $5,000,001, the Public Shares are redeemable and are classified as such on the balance sheet until such date that a redemption event takes place.

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

Risks and Uncertainties

Management continues to evaluate the impacts of the COVID-19 pandemic and the military conflict in Ukraine on the financial markets and on the industry, and has concluded that while it is reasonably possible that the pandemic and the conflict could have an effect on the Company’s financial position, results of its operations and the Company’s ability to consummate a Business Combination, the specific impacts are not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Going Concern, Liquidity and Capital Resources

As of June 30, 2022, the Company had a cash balance of $791,154 and a working capital surplus of $503,106. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company has no revenue, and its business plan is dependent on the completion of a Business Combination within the Combination Period. If the Company is unable to compete a Business Combination within the Combination Period, it must liquidate. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within a reasonable period of time, which is considered to be one year from the issuance date of the financial statements.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, as filed with the SEC on March 25, 2022. The interim results for the three and six months ended June 30, 2022 presented are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

Investments Held in Trust Account

At June 30, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in Income from investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Offering Costs associated with the IPO and over-allotment

Offering costs consist principally of legal, accounting, underwriting fees and other costs directly related to the IPO. Offering costs of the IPO amounted to $4,663,218, which was charged against additional paid-in capital and common stock subject to redemption upon the completion of the IPO. Subsequently, additional offering cost of $125,227 was incurred with the Over-allotment in January 2022 and was also charged against additional paid-in capital and common stock subject to redemption in January 2022.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit. As of June 30, 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2022, and December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for the six months ended June 30, 2022 and period ended December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes was deemed to be de minimis for the three and six months ended June 30, 2022.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Public Shares sold in the IPO feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, on June 30, 2022, 7,727,686 shares of common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.

Immediately upon the closing of the IPO, the Company recognized the accretion from the initial book value to redemption amount value. This method would view the end of the reporting period as if it were also the redemption date for the security. The change in the carrying value of redeemable shares of common stock resulted in charges against additional paid-in capital and accumulated deficit.

The shares of common stock reflected on the balance sheet are reconciled on the following table:

	June 30, 2022	December 31, 2021
Gross proceeds	$77,276,860	$75,000,000
Less:
Fair value of Public Rights at issuance	(2,627,413)	(2,550,000)
Public shares issuance costs	(4,626,437)	(4,505,480)
Plus: Accretion of carrying value to redemption value	7,253,850	7,055,480
Redeemable ordinary shares subject to possible redemption	$77,276,860	$75,000,000

Net Loss per Common Share

The Company computes earnings (loss) per share in accordance with ASC 260-10-45 “Earnings per Share”, which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. The Company’s public common shares have a redemption right, which differ from the common shares that the sponsors hold. Accordingly, the Company has effectively two classes of shares, which are referred to as public common shares and Founder Shares. Income and losses are shared pro rata between the two classes of shares. Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of outstanding common shares during the period.

Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive earnings (loss) per share excludes all potential common shares if their effect is anti-dilutive. The Company has excluded the Rights from the calculation of diluted loss per share because the Rights are contingent upon the occurrence of future events. As a result, diluted net loss per share is the same as basic net loss per share for the six months ended June 30, 2022. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per common share.

	For the six months ended June 30, 2022		For the period May 27, 2021 (inception) through June 30, 2021
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
Basic and diluted net loss per share:
Numerator:
Allocation of net loss	$(616,541)	$(161,394)	$-	$(1,000)

Denominator:
Weighted average shares outstanding	7,711,242	2,018,599	-	1,437,500

Net loss per common share	$(0.08)	$(0.08)	$-	$(0.00)

	For the three months ended June 30, 2022
	Redeemable	Non-Redeemable

Basic and diluted net loss per share:
Numerator:
Allocation of net loss	$(161,974)	$(46,680)

Denominator:
Weighted average shares outstanding	7,727,686	2,227,054

Net loss per common share	$(0.02)	$(0.02)

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements for the six months period ended June 30, 2022.

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

On January 14, 2022, the Company consummated the sale of an additional 4,554 Private Placement Units, at $10.00 per Private Placement Unit for an aggregate purchase price of $45,540.

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

Note 5 — Related Party Transactions

Founder Shares

On June 25, 2021, the Sponsor purchased 1,437,500 shares (the “Founder Shares”) of the Company’s Class B common stock, par value $0.0001 for an aggregate price of $25,000. On October 13, 2021, the Company effected an exchange of each such Class B shares for 1.5 shares of the Company’s common stock, resulting in the Sponsor holding an aggregate of 2,156,250 Founder Shares. The Company no longer has Class B common stock authorized. The Initial Stockholders had agreed to forfeit up to 281,250 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriters. On January 14, 2022, the Sponsor forfeited 224,328 Founder Shares for no consideration, due to the underwriters exercise of the over-allotment option in part.

The Founder Shares were placed into an escrow account maintained in New York, New York by Continental Stock Transfer & Trust Company, acting as escrow agent. Subject to certain limited exceptions, 50% of these shares will not be transferred, assigned, sold or released from escrow until the earlier of (i) six months after the date of the consummation of a Business Combination and (ii) the date on which the closing price of our common stock equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after our Business Combination and the remaining 50% of the Founder Shares will not be transferred, assigned, sold or released from escrow until six months after the date of the consummation of a Business Combination, or earlier, in either case, if, subsequent to a Business Combination, we complete a liquidation, merger, stock exchange or other similar transaction, which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Promissory Note – Related Party

On June 25, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the IPO pursuant to a promissory note (the “Note”). This loan was non-interest bearing and was payable at the consummation of the IPO. As of June 30, 2022, and December 31, 2021, there was no amount payable against the Note and no amounts have been drawn against the Note.

Due to Affiliates

On December 31, 2021, the Sponsor funded $79,673 in excess of $3,475,000 aggregate purchase price of the Private Placement Units. On January 14, 2022, the Sponsor funded $179,463 in excess of the $45,540 aggregate purchase price of the Private Placement Units sold in conjunction with the exercise of the over-allotment option (for an aggregate of $259,136 in excess purchase price). As of June 30, 2022, an amount of $43,073 has been paid and the remaining $222,563   will be repaid from Company’s operating account as soon as practicable.

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. These units would be identical to the Private Placement Units. As of June 30, 2022, there were no Working Capital Loans outstanding.

Support Services

Commencing on December 27, 2021, the Company entered into an agreement to pay the Sponsor $10,000 per month for the use of office space and administrative support services. The sponsor does not intend to continue charging this fee subsequent to April 1, 2022. Consequently, such monthly payment is ceased. For the three and six months ended June 30, 2022, $30,000 and $30,000 has been expensed related to the agreement.

Commencing on December 27, 2021, the Company entered into an agreement to pay an entity affiliated with its Chief Financial Officer approximately $6,500 per quarter for accounting services. For the three and six months ended June 30, 2022, $6,500 and $13,000 has been incurred under this agreement.

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

Note 7 — Stockholders’ Equity (Deficit)

Recapitalization — On June 25, 2021, the Sponsor purchased 1,437,500 shares of Class B common stock for an aggregate purchase price of $25,000. On October 13, 2021, the Company effected an exchange of each such share of Class B common stock for 1.5 shares of our common stock, resulting in the Sponsor holding an aggregate of 2,156,250 founder shares. The Company no longer has Class B common stock authorized.

Common stock —The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. As of December 30, 2021, there were 2,503,750 shares of Common Stock outstanding (excluding 7,500,000 shares of Common Stock subject to possible redemption). As of June 30, 2022, there were 2,283,976 shares of common stock outstanding (excluding 7,727,686 shares of common stock subject to possible redemption).

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

At June 30, 2022, the assets held in the Trust Account were held in treasury funds. All of the Company’s investments held in the Trust Account are classified as trading securities

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at June 30, 2022 (unaudited) and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

June 30, 2022

	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and U.S. Treasury Securities	$77,388,998	—	—

December 31, 2021

	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and U.S. Treasury Securities	$75,000,011	—	—

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

Overview

We are a blank check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more target businesses. We intend to effectuate our business combination using cash from the proceeds of our initial public offering and the sale of the placement units that occurred simultaneously with the completion of our IPO, our capital stock, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the six months ended June 30, 2022 were in connection with the search for a prospective initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We expect to generate non-operating income in the form of interest income from the proceeds of the IPO placed in the Trust Account. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three and six months ended June 30, 2022, we had a net loss of $208,653 and $777,935, respectively, which primarily consists of operating expenses of $263,001 and $790,059 and accrual of Delaware franchise taxes of $50,000 and $100,000, offset by interest and dividend earned on marketable securities held in the Trust Account in total of $104,347 and $112,124.

Liquidity and Capital Resources

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

Upon the closing of the Over-allotment on January 14, 2022, the Company consummated a private sale of an additional 4,554 Private Placement Units at a price of $10.00 per Private Placement Unit, generating gross proceeds of $45,540. As of January 14, 2022, a total of $77,276,860 of the net proceeds from the IPO (including the Over-allotment Units) and the sale of Private Placement Units has been placed in the Trust Account. As the over-allotment option was only partially exercised, 224,328 shares of Common stock purchased by the Initial Stockholders have been forfeited for no consideration.

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

For the period ended June 30, 2022, cash used in operating activities was $409,804. Net cash used in investing activities was $2,276,860 and net cash provided by financing activities was $2,276,862 mainly reflecting the proceeds of our IPO and subsequent deposit into the trust account.

At June 30, 2022, we had cash and marketable securities held in the trust account of $77,388,998. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less income taxes payable), to complete our business combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At June 30, 2022, we had cash of $791,154 outside of the trust account. We have used and intend to continue to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations or operating lease obligations.

The underwriters were paid a cash underwriting discount of $0.20 per Unit on the offering, or $1,545,537 in the aggregate at the closing of the IPO and the over-allotment option. In addition, the underwriters are entitled to a deferred underwriting commissions of $0.35 per unit, or $2,704,690 from the closing of the IPO.

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

Net Loss per Share of Common Stock

Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture by the Sponsor. At June 30, 2022, the Company did not have any dilutive securities and/or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

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

Changes in Internal Control over Financial Reporting

Not applicable.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

As a smaller reporting company, we are not required to include risk factors in this Quarterly Report on Form 10-Q. However, as of the date of this Quarterly Report on Form 10-Q, other than as set forth below, there have been no material changes with respect to those risk factors previously disclosed in our Annual Report on Form 10-K as filed with the SEC on March 25, 2022 and in our Quarterly Report on Form 10-Q filed with the SEC on May 13, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Changes to laws or regulations or in how such laws or regulations are interpreted or applied, or a failure to comply with any laws, regulations, interpretations or applications, may adversely affect our business, including our ability to negotiate and complete our initial business combination.

We are subject to the laws and regulations, and interpretations and applications of such laws and regulations, of national, regional, state and local governments and potentially non-U.S. jurisdictions. In particular, we are required to comply with certain SEC and potentially other legal and regulatory requirements, and our consummation of an initial business combination may be contingent upon our ability to comply with certain laws, regulations, interpretations and applications and any post-business combination company may be subject to additional laws, regulations, interpretations and applications. Compliance with, and monitoring of, the foregoing may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time, and those changes could have a material adverse effect on our business, including our ability to negotiate and complete an initial business combination. A failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete an initial business combination.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”) relating, among other items, to disclosures in SEC filings in connection with business combination transactions involving special purpose acquisition companies (“SPACs”) and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with the SPAC Rule Proposals, as proposed or as adopted, or pursuant to the SEC’s views expressed in the SPAC Rule Proposals, may increase the costs and time of negotiating and completing an initial business combination, and may constrain the circumstances under which we could complete an initial business combination.

Recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial business combination.

Recent increases in inflation and interest rates in the United States and elsewhere may lead to increased price volatility for publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate an initial business combination.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our Trust Account and our rights will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, consultants and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons, including those beyond our control. Any such event will result in a loss to us of the related costs incurred, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account and our rights will expire worthless.

The SEC has recently issued proposed rules relating to certain activities of SPACs. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our initial business combination and may constrain the circumstances under which we could complete an initial business combination. The need for compliance with the SPAC Rule Proposals may cause us to liquidate the funds in the Trust Account or liquidate the Company at an earlier time than we might otherwise choose.

On March 30, 2022, the SEC issued the SPAC Rule Proposals relating, among other items, to disclosures in business combination transactions between SPACs such as us and private operating companies; the condensed financial statement requirements applicable to transactions involving shell companies; the use of projections by SPACs in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. The SPAC Rule Proposals have not yet been adopted, and may be adopted in the proposed form or in a different form that could impose additional regulatory requirements on SPACs. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with the SPAC Rule Proposals, or pursuant to the SEC’s views expressed in the SPAC Rule Proposals, may increase the costs and time of negotiating and completing an initial business combination, and may constrain the circumstances under which we could complete an initial business combination. The need for compliance with the SPAC Rule Proposals may cause us to liquidate the funds in the Trust Account or liquidate the Company at an earlier time than we might otherwise choose.

There is substantial doubt about our ability to continue as a going concern.

In connection with the Company’s assessment of going concern considerations under applicable accounting standards, management has determined that our possible need for additional financing to enable us to negotiate and complete our initial business combination, as well as the deadline by which we may be required to liquidate our Trust Account, raise substantial doubt about the Company’s ability to continue as a going concern through approximately one year from the date the financial statements included elsewhere in this Report were issued.

We may not be able to complete an initial business combination with a U.S. target company since such initial business combination may be subject to U.S. foreign investment regulations and review by a U.S. government entity such as the Committee on Foreign Investment in the United States (“CFIUS”), or ultimately prohibited.

Certain federally licensed businesses in the United States, such as broadcasters and airlines, may be subject to rules or regulations that limit foreign ownership. In addition, CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States. Were we considered to be a “foreign person” under such rules and regulations, any proposed Business Combination between us and a U.S. business engaged in a regulated industry or which may affect national security could be subject to such foreign ownership restrictions and/or CFIUS review. The scope of CFIUS was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”) to include certain non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subject certain categories of investments to mandatory filings. If our potential initial business combination with a U.S. business falls within the scope of foreign ownership restrictions, we may be unable to consummate an initial business combination with such business. In addition, if our potential business combination falls within CFIUS’s jurisdiction, we may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with the initial business combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial business combination. CFIUS may decide to block or delay our initial business combination, impose conditions to mitigate national security concerns with respect to such initial business combination or order us to divest all or a portion of a U.S. business of the combined company if we had proceeded without first obtaining CFIUS clearance. The foreign ownership limitations, and the potential impact of CFIUS, may limit the attractiveness of a transaction with us or prevent us from pursuing certain initial business combination opportunities that we believe would otherwise be beneficial to us and our shareholders. A s a result, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar foreign ownership issues.

Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial business combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, our public stockholders may only receive $10.00 per share, and our rights will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

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

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

Date: August 12, 2022	By:	/s/ Daniel Mamadou
	Name:	Daniel Mamadou
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2022	By:	/s/ John Stanfield
	Name:	John Stanfield
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)