Form 10-Q
period 2022-09-30
Welsbach Technology Metals Acquisition Corp.
filed 2022-11-21
CIK 1866226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 21, 2022 there were 10,011,662 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

TABLE OF CONTENTS

		Page
	PART 1 – FINANCIAL INFORMATION
Item 1.	Interim Financial Statements (Unaudited)
	Condensed Balance Sheets as of September 30, 2022 (unaudited) and December 31, 2021	1
	Condensed Statements of Operations for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021 and the period May 27, 2021 (inception) through September 30, 2021 (unaudited)	2
	Condensed Statements of Changes in Shareholder’s (Deficit) Equity for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021 and the period May 27, 2021 (inception) through September 30, 2021 (unaudited)	3
	Condensed Statements of Cash Flows for the nine months ended September 30, 2022 and the period May 27, 2021 (inception) through September 30, 2021 (unaudited)	4
	Notes to Condensed Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23
Item 4.	Control and Procedures	23
	PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	24
Item 1A.	Risk Factors	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3.	Defaults upon Senior Securities	24
Item 4.	Mine Safety Disclosures	24
Item 5.	Other Information	24
Item 6.	Exhibits	25
	SIGNATURES	26

i

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$436,356	$1,200,956
Prepaid expenses and other assets	12,417	332,633
Total current assets	448,773	1,533,589
Investment held in Trust Account	78,510,772	75,000,011
TOTAL ASSETS	$78,959,545	$76,533,600

LIABILITIES, REDEEMABLE COMMON STOCK, AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$727,668	$-
Due to affiliates	199,163	79,673
Franchise tax payable	131,392	60,750
Income taxes payable	52,582	-
Convertible promissory note - related party	772,769	-
Total current liabilities	1,883,574	140,423
Deferred underwriting fee payable	2,704,690	2,625,000
TOTAL LIABILITIES	4,588,264	2,765,423

COMMITMENTS AND CONTINGENCIES (NOTE 6)
REDEEMABLE COMMON STOCK
Common Stock subject to possible redemption, $0.0001 par value, 7,727,686 and 7,500,000 shares at redemption value of $10.00 per share at September 30, 2022, and December 31, 2021, respectively	78,260,036	75,000,000

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at September 30, 2022, and December 31, 2021.	-	-
Common stock; $0.0001 par value; 100,000,000 shares authorized; 2,283,976 and 2,503,750 shares issued and outstanding at September 30, 2022, and December 31, 2021, respectively	228	250
Accumulated deficit	(3,888,983)	(1,232,073)

Total stockholders’ deficit	(3,888,755)	(1,231,823)
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK, AND STOCKHOLDERS’ DEFICIT	$78,959,545	$76,533,600

The accompanying notes are an integral part of these unaudited condensed financial statements

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,	For the period from May 27, 2021 (inception) to September 30,
	2022	2021	2022	2021
OPERATING EXPENSES
General and administrative	$1,062,557	$30	$1,852,616	$1,030
Franchise tax	50,000	-	150,000	-
Loss from operations	1,112,557	30	2,002,616	1,030

Other income:
Interest income from investments held in Trust Account	349,006	-	461,130	-
Other income	349,006	-	461,130	-

Loss before provision for income taxes	(763,551)	(30)	(1,541,486)	(1,030)
Provision for income taxes	(52,582)	-	(52,582)	-
Net loss	$(816,133)	$(30)	$(1,594,068)	$(1,030)

Weighted average shares outstanding of common stock - redemption feature	7,727,686	-	7,716,804	-
Basic and diluted net loss per share of common stock - redemption feature	$(0.08)	$-	$(0.16)	$-

Weighted average shares outstanding of common stock - no redemption feature	2,227,054	1,437,500	2,013,230	1,437,500
Basic and diluted net loss per share of common stock - no redemption feature	$(0.08)	$(0.00)	$(0.16)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Common stock		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	capital	deficit	Deficit

Balance, December 31, 2021	2,503,750	$250	$-	$(1,232,073)	$(1,231,823)

Sale of private placement units to the sponsor	4,554	-	45,540	-	45,540

Proceeds from the exercise of over-allotment option allocated to public rights (net of offering costs)	-	-	73,142	-	73,142

Forfeiture of shares by Sponsor to the extent the over-allotment option was not exercised in full	(224,328)	(22)	22	-	-

Accretion for redeemable common stock to redemption value	-	-	(118,704)	(79,666)	(198,370)

Net loss	-	-	-	(569,282)	(569,282)

Balance, March 31, 2022	2,283,976	228	-	(1,881,021)	(1,880,793)
Net loss	-	-	-	(208,653)	(208,653)
Balance, June 30, 2022	2,283,976	228	-	(2,089,674)	(2,089,446)
Accretion of redeemable common stock to redemption value	-	-	-	(983,176)	(983,176)
Net loss	-	-	-	(816,133)	(816,133)
Balance, September 30, 2022	2,283,976	$228	$-	$(3,888,983)	$(3,888,755)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND

FOR THE PERIOD FROM MAY 27, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Common stock		Additional paid-in	Accumulated	Total stockholders’
	Shares	Amount	capital	deficit	equity

Balance, May 27, 2021 (inception)	-	$-	$-	$-	$-
Common stock issued to Sponsor	1,437,500	144	24,856	-	25,000
Net loss	-	-	-	(1,000)	(1,000)
Balance, June 30, 2021	1,437,500	$144	$24,856	$(1,000)	$24,000
Net loss	-	-	-	(30)	(30)
Balance, September 30, 2021	1,437,500	$144	$24,856	$(1,030)	$23,970

The accompanying notes are an integral part of these unaudited condensed financial statements

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the nine months ended September 30, 2022	For the period May 27, 2021 (inception) to September 30, 2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,594,068)	$(1,030)
Adjustments to reconcile net loss to net cash used in operating activities:
Income on investments held in Trust Account	(461,133)	-
Changes in operating assets and liabilities:
Prepaid expenses and other assets	320,216	-
Due to affiliates	119,490	-
Accounts payable	727,668	1,000
Franchise tax payable	70,642	-
Income taxes payable	52,582	-
Net cash used in operating activities	(764,603)	(30)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash deposited to Trust Account	(3,049,628)	-
Net cash used in investing activities	(3,049,628)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of over-allotment option	2,276,860	-
Proceeds from sale of private units to sponsor	45,540	-
Payment of offering costs	(45,538)	-
Proceeds from convertible promissory note - related party	772,769	-
Proceeds from notes payable - related party	-	25,100
Net cash provided by financing activities	3,049,631	25,100

NET CHANGE IN CASH	(764,600)	25,070

CASH, BEGINNING OF PERIOD	1,200,956	-

CASH, END OF PERIOD	$436,356	$25,070

Supplemental disclosure on noncash activities:
Deferred underwriting commission payable	$79,690	$-
Deferred offering costs paid by note payable – related party	$-	$62,500
Deferred offering cost paid by the Sponsor in exchange for the issuance of common stock	$-	$25,000

The accompanying notes are an integral part of these unaudited condensed financial statements

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2022

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

As of September 30, 2022, the Company had not commenced any operations. All activity through September 30, 2022, relates to the Company’s formation and Initial Public Offering (“IPO”), which is described below and, since the offering, the search for a prospective Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income earned on investments from the proceeds derived from the IPO. The registration statement for the Company’s IPO was declared effective on December 27, 2021. On December 30, 2021, the Company consummated the IPO of 7,500,000 units (“Units”), each Unit containing one share of common stock (the “Public Shares”) and one right to receive 1/10 of one share of common stock upon the consummation of the Business Combination (the “Public Rights”), at $10.00 per Unit generating gross proceeds of $75,000,000, which is discussed in Note 3. The Company has selected December 31 as its fiscal year end.

Simultaneously with the closing of the IPO, the Company consummated the sale of 347,500 private placement units (“Private Placement Units”) at a price of $10.00 per Private Placement Unit in a private placement to the Company’s sponsor, Welsbach Acquisition Holdings LLC (the “Sponsor”) generating gross proceeds of $3,475,000, which is described in Note 4.

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

The period of time for the Company to complete a business combination under its amended and restated certificate of incorporation has been extended (the “Extension”) for a period of 3 months from September 30, 2022 to December 30, 2022 upon the deposit of $ $772,769 into the Trust Account on September 27, 2022 in accordance with the Company’s amended and restated certificate of incorporation.

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

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

Going Concern, Liquidity and Capital Resources

As of September 30, 2022, the Company had a cash balance of $436,356 and a working capital deficit of $1,434,801. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company has no revenue, and its business plan is dependent on the completion of a Business Combination within the Combination Period. If the Company is unable to compete a Business Combination within the Combination Period, it must liquidate. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within a reasonable period of time, which is considered to be one year from the issuance date of the financial statements.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, as filed with the SEC on March 25, 2022. The interim results for the three and nine months ended September 30, 2022 presented are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.

Investments Held in Trust Account

At September 30, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest income from investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit. As of September 30, 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it.

The Company’s effective tax rate was 6.89% and 0.00% for the three months ended September 30, 2022 and 2021, respectively, and 3.41% and 0.00% for the nine months ended September 30, 2022 and for the period from May 27, 2021 (inception) through September 30, 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended September 30, 2022 and 2021 and for the nine months ended September 30, 2022 and for the period from May 27, 2021 (inception) through September 30, 2021, primarily due to the valuation allowance on the deferred tax assets .

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Public Shares sold in the IPO feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, on September 30, 2022, 7,727,686 shares of common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.

Immediately upon the closing of the IPO, the Company recognized the accretion from the initial book value to redemption amount value. This method would view the end of the reporting period as if it were also the redemption date for the security. The change in the carrying value of redeemable shares of common stock resulted in charges against additional paid-in capital and accumulated deficit.

The shares of common stock reflected on the balance sheet are reconciled on the following table:

	September 30, 2022	December 31, 2021
Gross proceeds	$77,276,860	$75,000,000
Less:
Fair value of Public Rights at issuance	(2,627,413)	(2,550,000)
Public shares issuance costs	(4,626,437)	(4,505,480)
Plus: Accretion of carrying value to redemption value	8,237,026	7,055,480
Redeemable ordinary shares subject to possible redemption	$78,260,036	$75,000,000

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

Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive earnings (loss) per share excludes all potential common shares if their effect is anti-dilutive. The Company has excluded the Rights from the calculation of diluted loss per share because the Rights are contingent upon the occurrence of future events and any impact would be anti-dilutive. As a result, diluted net loss per share is the same as basic net loss per share for the nine months ended September 30, 2022. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per common share.

	Three Months Ended September 30, 2022		Three Months Ended September 30, 2021		Nine Months Ended September 30, 2022		For the Period from May 27, 2021 (Inception) through September 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net loss per common share
Numerator:
Allocation of net loss	$(633,549)	$(182,584)	$-	$(30)	$(1,264,241)	$(329,827)	$-	$(1,030)
Denominator:
Basic and diluted weighted average shares outstanding	7,727,686	2,227,054	-	1,437,500	7,716,804	2,013,230	-	1,437,500

Basic and diluted net loss per common share	$(0.08)	$(0.08)	$-	$0.00	$(0.16)	$(0.16)	$-	$0.00

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements for the nine months period ended September 30, 2022.

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

Promissory Note – Related Party

On June 25, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the IPO pursuant to a promissory note (the “Note”). This loan was non-interest bearing and was payable at the consummation of the IPO. As of September 30, 2022, and December 31, 2021, there was no amount payable against the Note and no amounts have been drawn against the Note.

Due to Affiliates

On December 31, 2021, the Sponsor funded $79,673 in excess of $3,475,000 aggregate purchase price of the Private Placement Units. On January 14, 2022, the Sponsor funded $179,463 in excess of the $45,540 aggregate purchase price of the Private Placement Units sold in conjunction with the exercise of the over-allotment option (for an aggregate of $259,136 in excess purchase price). As of September 30, 2022, an amount of $129,573 has been paid and the remaining $199,163 will be repaid from Company’s operating account as soon as practicable.

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. These units would be identical to the Private Placement Units. As of September 30, 2022, there were no Working Capital Loans outstanding.

Convertible Promissory Note – Related Party

On September 30, 2022, the Company issued a promissory note in the principal amount of $772,769 to the Sponsor in connection with the Extension (Note 1) (“Promissory Note”). The Promissory Note bears no interest and shall be payable upon the earlier to occur of (i) upon consummation of the Company’s initial business combination out of the proceeds of the Trust Account released to the Company’s or (ii) at the Sponsor’s discretion, converted, in full or in part, upon consummation of the Company’s business combination into additional private units at a price of $10.00 per unit (the “Conversion”). As of September 30, 2022, there was a $772,769 balance outstanding under the Promissory Note.

Support Services

Commencing on December 27, 2021, the Company entered into an agreement to pay the Sponsor $10,000 per month for the use of office space and administrative support services. The sponsor agreed to waive such fees for the months of April, May, June and September 2022, and as such, the Company has recorded no administrative service fees for those months. For the three and nine months ended September 30, 2022, $20,000 and $50,000 has been expensed related to the agreement.

Commencing on December 27, 2021, the Company entered into an agreement to pay an entity affiliated with its Chief Financial Officer approximately $6,500 per quarter for accounting services. For the three and nine months ended September 30, 2022, $6,500 and $19,500 has been incurred under this agreement.

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

Note 7 — Stockholders’ Deficit

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

Common stock —The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. As of December 31, 2021, there were 2,503,750 shares of Common Stock outstanding (excluding 7,500,000 shares of Common Stock subject to possible redemption). As of September 30, 2022, there were 2,283,976 shares of common stock outstanding (excluding 7,727,686 shares of common stock subject to possible redemption).

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

At September 30, 2022, the assets held in the Trust Account were held in treasury funds. All of the Company’s investments held in the Trust Account are classified as trading securities

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at September 30, 2022 (unaudited) and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

September 30, 2022

	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and U.S. Treasury Securities	$78,510,772	—	—

December 31, 2021

	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and U.S. Treasury Securities	$75,000,011	—	—

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, other than as described below, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the condensed financial statements.

On October 19, 2022, the Company formed WTMA Merger Subsidiary Corp., as a direct and wholly owned subsidiary of the Company incorporated in Delaware to be the Merger Sub under the Merger Agreement entered into by the Company on October 31, 2022.

Merger Agreement

On October 31, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, WTMA Merger Subsidiary Corp., a Delaware corporation and a direct wholly owned subsidiary of the Company ( “Merger Sub”), and WaveTech Group, Inc., a Delaware corporation ( “WaveTech” or the “Target”).

The Merger & Consideration

The Merger Agreement provides that, among other things and upon the terms and subject to the conditions thereof, the following transactions will occur (together with the other agreements and transactions contemplated by the Merger Agreement, the “Business Combination”):

(i) prior to the effective time of the Merger, each share of the Series A preferred stock of WaveTech, par value $0.01 per share (the “WaveTech Preferred Stock”) will be converted into one share of common stock of WaveTech, par value $0.01 per share (the “WaveTech Common Stock”) (such conversion, the “WaveTech Preferred Conversion”);

(ii) at the closing of the transactions contemplated by the Merger Agreement (the “Closing”), upon the terms and subject to the conditions of the Merger Agreement and in accordance with the Delaware General Corporation Law, as amended (the “DGCL”), Merger Sub will merge with and into WaveTech, the separate corporate existence of Merger Sub will cease and WaveTech will continue as the surviving corporation and a wholly owned subsidiary of WTMA (the “Merger”);

(iii) as a result of the Merger, among other things, all outstanding shares of capital stock of WaveTech (after giving effect to the WaveTech Preferred Conversion) (other than (A) treasury shares, (B) dissenting shares and (C) shares of capital stock of WaveTech subject to stock awards) will be canceled and converted into the right to receive newly issued shares of common stock, par value $0.0001 per share, of the Company (the “WTMA Common Stock”) determined based on a pre-money enterprise valuation of WaveTech of $150.0 million and a $10.00 price per share of the WTMA Common Stock; and

(iv) the Company will immediately be renamed WaveTech Group Inc.

Registration Rights Agreement

At the closing of the Business Combination, the Sponsor and certain other investors party thereto (collectively, the “Holders”) will enter into a registration rights agreement (the “Registration Rights Agreement”) with the Company, pursuant to which, among other things, (i) the Company’s existing registrant rights agreement will be terminated, (ii) the Company will file with the SEC a registration statement on Form S-1 registering the resale, pursuant to Rule 415 under the Securities Act, of certain shares of the Company Common Stock and certain other equity securities of the Company held by the Holders as soon as practicable, but in any event within thirty (30) days after the Closing; (iii) the Holders will be entitled to certain demand registration rights in connection with an underwritten shelf takedown offering, in each case subject to certain limitations set forth in the Registration Rights Agreement; and (iv) the Holders have certain piggy-back registration rights, in each case subject to certain limitations set forth in the Registration Rights Agreement.

The foregoing summary of the Registration Rights Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the form of the Registration Rights Agreement, a copy was filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC November 1, 2022 and incorporated by reference herein.

Sponsor Support and Lock-up Agreement

On October 31, 2022, the Company and WaveTech entered into a Sponsor Support and Lock-up Agreement (the “Sponsor Support and Lock-up Agreement”), with the Sponsor and the persons set forth on this Agreement (together with the Sponsor, the “Sponsors”), pursuant to which the Sponsors agreed to, among other things, (i) vote in favor of the Merger Agreement and the transactions contemplated thereby, in each case, subject to the terms and conditions contemplated by the Sponsor Support and Lock-up Agreement and (ii) vote against and withhold consent with respect to any merger, purchase of all or substantially all of the Company’s assets or other business combination transaction (other than the Merger Agreement and the Business Combination).

Under the Sponsor Support and Lock-up Agreement, the Sponsors also agreed not to, without the prior written consent of WaveTech and the board of directors of the Company (i) sell, offer to sell, contract or agree to sell, hypothecate, pledge, grant any option to purchase or otherwise dispose of or agree to dispose of, directly or indirectly, file (or participate in the filing of) a registration statement with the SEC (other than the Form S-4) or establish or increase a put equivalent position or liquidate or decrease a call equivalent position within the meaning of Section 16 of the Exchange Act, with respect to any shares of the Company Common Stock owned by such Sponsor immediately after the Closing (the “Subject Sponsor Shares”), (ii) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of any Subject Sponsor Shares owned by such Sponsor or (iii) publicly announce any intention to effect any transaction specified in clause (i) or (ii), in each case, until the earlier of (a) 180 days after the Closing and (b) the date on which the closing price per share of the Company Common Stock equals or exceeds $12.50 (subject to adjustment) for any twenty (20) Trading Days (as defined in the Sponsor Support and Lock-up Agreement) within any thirty (30) consecutive Trading Day period.

The foregoing summary of the Sponsor Support and Lock-up Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the Sponsor Support and Lock-up Agreement, a copy was filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC November 1, 2022 and incorporated by reference herein.

Shareholder Support and Lock-up Agreement

On October 31, 2022, the Company and the Sponsor entered into a Shareholder Support and Lock-up Agreement (the “Shareholder Support and Lock-up Agreement”), with WaveTech and certain stockholders of WaveTech (the “Company Stockholders”). Pursuant to the Shareholder Support and Lock-up Agreement, the Company Stockholders agreed to, among other things, provide written consent or vote at any called meeting with respect to the outstanding shares of WaveTech capital stock held by the Company Stockholders adopting the Merger Agreement and related transactions and approving the Business Combination.

Under the Shareholder Support and Lock-up Agreement, the Company Stockholders also agreed not to, without the prior written consent of WaveTech and the board of directors of the Company (i) sell, offer to sell, contract or agree to sell, hypothecate, pledge, grant any option to purchase or otherwise dispose of or agree to dispose of, directly or indirectly, file (or participate in the filing of) a registration statement with the SEC (other than the Form S-4) or establish or increase a put equivalent position or liquidate or decrease a call equivalent position within the meaning of Section 16 of the Exchange Act, with respect to any shares of the Company Common Stock owned by such Company Stockholder immediately after the Closing (the “Subject Stockholder Shares”), (ii) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of any Subject Stockholder Shares owned by such Company Stockholder or (iii) publicly announce any intention to effect any transaction specified in clause (i) or (ii), in each case, until the earlier of (a) 180 days after the Closing and (b) the date on which the closing price per share of the Company Common Stock equals or exceeds $12.50 (subject to adjustment) for any twenty (20) Trading Days within any thirty (30) consecutive Trading Day period.

The foregoing summary of the Shareholder Support and Lock-up Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the Shareholder Support and Lock-up Agreement, a copy was filed as Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC November 1, 2022 and incorporated by reference herein.

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

Recent Developments

On October 19, 2022, the Company formed WTMA Merger Subsidiary Corp., as a direct and wholly owned subsidiary of the Company incorporated in Delaware to be the Merger Sub under the Merger Agreement entered into by the Company on October 31, 2022.

Merger Agreement

On October 31, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, WTMA Merger Subsidiary Corp., a Delaware corporation and a direct wholly owned subsidiary of the Company (“Merger Sub”), and WaveTech Group, Inc., a Delaware corporation ( “WaveTech” or the “Target”).

The Merger & Consideration

The Merger Agreement provides that, among other things and upon the terms and subject to the conditions thereof, the following transactions will occur (together with the other agreements and transactions contemplated by the Merger Agreement, the “Business Combination”):

(i) prior to the effective time of the Merger, each share of the Series A preferred stock of WaveTech, par value $0.01 per share (the “WaveTech Preferred Stock”) will be converted into one share of common stock of WaveTech, par value $0.01 per share (the “WaveTech Common Stock”) (such conversion, the “WaveTech Preferred Conversion”);

(ii) at the closing of the transactions contemplated by the Merger Agreement (the “Closing”), upon the terms and subject to the conditions of the Merger Agreement and in accordance with the Delaware General Corporation Law, as amended (the “DGCL”), Merger Sub will merge with and into WaveTech, the separate corporate existence of Merger Sub will cease and WaveTech shall continue as the surviving corporation and a wholly owned subsidiary of WTMA (the “Merger”);

(iii) as a result of the Merger, among other things, all outstanding shares of capital stock of WaveTech (after giving effect to the WaveTech Preferred Conversion) (other than (A) treasury shares, (B) dissenting shares and (C) shares of capital stock of WaveTech subject to stock awards) will be canceled and converted into the right to receive newly issued shares of common stock, par value $0.0001 per share, of the Company (the “WTMA Common Stock”) determined based on a pre-money enterprise valuation of WaveTech of $150.0 million and a $10.00 price per share of the Company Common Stock; and

(iv) the Company will immediately be renamed WaveTech Group Inc.

Registration Rights Agreement

At the closing of the Business Combination, the Sponsor and certain other investors party thereto (collectively, the “Holders”) will enter into a registration rights agreement (the “Registration Rights Agreement”) with the Company, pursuant to which, among other things, (i) the Company’s existing registrant rights agreement will be terminated, (ii) the Company will file with the SEC a registration statement on Form S-1 registering the resale, pursuant to Rule 415 under the Securities Act, of certain shares of the Company Common Stock and certain other equity securities of the Company held by the Holders as soon as practicable, but in any event within thirty (30) days after the Closing; (iii) the Holders will be entitled to certain demand registration rights in connection with an underwritten shelf takedown offering, in each case subject to certain limitations set forth in the Registration Rights Agreement; and (iv) the Holders have certain piggy-back registration rights, in each case subject to certain limitations set forth in the Registration Rights Agreement.

The foregoing summary of the Registration Rights Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the form of the Registration Rights Agreement, a copy was filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC November 1, 2022 and incorporated by reference herein.

Sponsor Support and Lock-up Agreement

On October 31, 2022, the Company and WaveTech entered into a Sponsor Support and Lock-up Agreement (the “Sponsor Support and Lock-up Agreement”), with the Sponsor and the persons set forth on this Agreement (together with the Sponsor, the “Sponsors”), pursuant to which the Sponsors agreed to, among other things, (i) vote in favor of the Merger Agreement and the transactions contemplated thereby, in each case, subject to the terms and conditions contemplated by the Sponsor Support and Lock-up Agreement and (ii) vote against and withhold consent with respect to any merger, purchase of all or substantially all of the Company’s assets or other business combination transaction (other than the Merger Agreement and the Business Combination).

Under the Sponsor Support and Lock-up Agreement, the Sponsors also agreed not to, without the prior written consent of WaveTech and the board of directors of the Company (i) sell, offer to sell, contract or agree to sell, hypothecate, pledge, grant any option to purchase or otherwise dispose of or agree to dispose of, directly or indirectly, file (or participate in the filing of) a registration statement with the SEC (other than the Form S-4) or establish or increase a put equivalent position or liquidate or decrease a call equivalent position within the meaning of Section 16 of the Exchange Act, with respect to any shares of the Company Common Stock owned by such Sponsor immediately after the Closing (the “Subject Sponsor Shares”), (ii) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of any Subject Sponsor Shares owned by such Sponsor or (iii) publicly announce any intention to effect any transaction specified in clause (i) or (ii), in each case, until the earlier of (a) 180 days after the Closing and (b) the date on which the closing price per share of the Company Common Stock equals or exceeds $12.50 (subject to adjustment) for any twenty (20) Trading Days (as defined in the Sponsor Support and Lock-up Agreement) within any thirty (30) consecutive Trading Day period.

The foregoing summary of the Sponsor Support and Lock-up Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the Sponsor Support and Lock-up Agreement, a copy was filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC November 1, 2022 and incorporated by reference herein.

Shareholder Support and Lock-up Agreement

On October 31, 2022, the Company and the Sponsor entered into a Shareholder Support and Lock-up Agreement (the “Shareholder Support and Lock-up Agreement”), with WaveTech and certain stockholders of WaveTech (the “Company Stockholders”). Pursuant to the Shareholder Support and Lock-up Agreement, the Company Stockholders agreed to, among other things, provide written consent or vote at any called meeting with respect to the outstanding shares of WaveTech capital stock held by the Company Stockholders adopting the Merger Agreement and related transactions and approving the Business Combination.

Under the Shareholder Support and Lock-up Agreement, the Company Stockholders also agreed not to, without the prior written consent of WaveTech and the board of directors of the Company (i) sell, offer to sell, contract or agree to sell, hypothecate, pledge, grant any option to purchase or otherwise dispose of or agree to dispose of, directly or indirectly, file (or participate in the filing of) a registration statement with the SEC (other than the Form S-4) or establish or increase a put equivalent position or liquidate or decrease a call equivalent position within the meaning of Section 16 of the Exchange Act, with respect to any shares of the Company Common Stock owned by such Company Stockholder immediately after the Closing (the “Subject Stockholder Shares”), (ii) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of any Subject Stockholder Shares owned by such Company Stockholder or (iii) publicly announce any intention to effect any transaction specified in clause (i) or (ii), in each case, until the earlier of (a) 180 days after the Closing and (b) the date on which the closing price per share of the Company Common Stock equals or exceeds $12.50 (subject to adjustment) for any twenty (20) Trading Days within any thirty (30) consecutive Trading Day period.

The foregoing summary of the Shareholder Support and Lock-up Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the Shareholder Support and Lock-up Agreement, a copy was filed as Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC November 1, 2022 and incorporated by reference herein.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the nine months ended September 30, 2022 were in connection with the search for a prospective initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We expect to generate non-operating income in the form of interest income from the proceeds of the IPO placed in the Trust Account. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three and nine months ended September 30, 2022, we had a net loss of $816,133 and $1,594,068, respectively, which primarily consists of operating expenses of $1,062,557 and $1,852,616, accrual of Delaware franchise taxes of $50,000 and $150,000, and provision for income taxes of $52,582, offset by interest and dividend earned on marketable securities held in the Trust Account in total of $349,006 and $461,130.

For the three months ended September 30, 2021 and for the period from May 27, 2021 (inception) through September 30, 2021, we had a net loss of $30 and $1,030, respectively, which primarily consists of operating expenses.

Liquidity and Capital Resources

On December 30, 2021, the Company consummated the IPO of 7,500,000 units (“Units”), each Unit containing one share of common stock (the “Public Shares”) and one right to receive 1/10 of one share of common stock upon the consummation of the Business Combination (the “Public Rights”), generating gross proceeds of $75,000,000, which is discussed in Note 3 to the financial statements.

Simultaneously with the closing of the IPO, the Company consummated the sale of 347,500 private placement units (“Private Placement Units”) at a price of $10.00 per Private Placement Unit in a private placement to the Company’s sponsor, Welsbach Acquisition Holdings LLC (the “Sponsor”) generating gross proceeds of $3,475,000 which is described in Note 4 to the financial statements.

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

For the period ended September 30, 2022, cash used in operating activities was $764,603. Net cash used in investing activities was $3,049,628 and net cash provided by financing activities was $3,049,631 mainly reflecting the proceeds of our IPO and subsequent deposit into the trust account.

At September 30, 2022, we had cash and marketable securities held in the trust account of $78,510,772. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less income taxes payable), to complete our business combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At September 30, 2022, we had cash of $436,356 outside of the trust account. We have used and intend to continue to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

Related Party Transactions

Promissory Note – Related Party

On June 25, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the IPO pursuant to a promissory note (the “Note”). This loan was non-interest bearing and was payable at the consummation of the IPO. As of September 30, 2022, and December 31, 2021, there was no amount payable against the Note and no amounts have been drawn against the Note.

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. These units would be identical to the Private Placement Units. As of September 30, 2022, there were no Working Capital Loans outstanding.

Convertible Promissory Note – Related Party

On September 30, 2022, the Company issued a promissory note in the principal amount of $772,769 to the Sponsor in connection with the Extension (“Promissory Note”). The Promissory Note bears no interest and shall be payable upon the earlier to occur of (i) upon consummation of the Company’s initial business combination out of the proceeds of the Trust Account released to the Company’s or (ii) at the Sponsor’s discretion, converted, in full or in part, upon consummation of the Company’s business combination into additional private units at a price of $10.00 per unit (the “Conversion”). As of September 30, 2022, there was a $772,769 balance outstanding under the Promissory Note.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

The Company issued a promissory note in the principal amount of $772,769 to the Sponsor. The Promissory Note bears no interest and shall be payable upon the earlier to occur of (i) upon consummation of the Company’s initial business combination out of the proceeds of the Trust Account released to the Company’s or (ii) at the Sponsor’s discretion, converted, in full or in part, upon consummation of the Company’s business combination into additional private units at a price of $10.00 per unit.

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

Net Loss per Share of Common Stock

The Company computes earnings (loss) per share in accordance with ASC 260-10-45 “Earnings per Share”, which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. The Company’s public common shares have a redemption right, which differ from the common shares that the sponsors hold. Accordingly, the Company has effectively two classes of shares, which are referred to as public common shares and Founder Shares. Income and losses are shared pro rata between the two classes of shares. Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture by the Sponsor. At September 30, 2022, the Company did not have any dilutive securities and/or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

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

Changes in Internal Control over Financial Reporting

Not applicable.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

As a smaller reporting company, we are not required to include risk factors in this Quarterly Report on Form 10-Q. However, as of the date of this Quarterly Report on Form 10-Q, other than as set forth below, there have been no material changes with respect to those risk factors previously disclosed in our Annual Report on Form 10-K as filed with the SEC on March 25, 2022 and in our Quarterly Reports on Form 10-Q filed with the SEC on May 13, 2022 and August 12, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

A new 1% U.S. federal excise tax could be imposed on us in connection with redemptions by us of our shares in connection with a Business Combination or other stockholder vote pursuant to which stockholders would have a right to submit their shares for redemption (a “Redemption Event”).

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury Department”) has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of the excise tax. The IR Act applies only to repurchases that occur after December 31, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There are no transactions that have not been previously included in a Current Report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as exhibits to this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Description of Document
10.1	Promissory Note, dated September 30, 2022 issued by the Registrant to Welsbach Acquisition Holdings LLC
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

Date: November 21, 2022	By:	/s/ Daniel Mamadou
	Name:	Daniel Mamadou
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 21, 2022	By:	/s/ John Stanfield
	Name:	John Stanfield
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)