Form 10-K
period 2022-12-31
Welsbach Technology Metals Acquisition Corp.
filed 2023-02-21
CIK 1866226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Registrant’s telephone number, including area code: (217) 615-1216

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s public shares, other than shares held by persons who may be deemed affiliates of the registrants was approximately $76,735,922. The closing price of the common stock on June 30, 2022 as reported on the Nasdaq Global Market was $9.93 per share.

As of February 21, 2023 there were 10,011,662 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act (as defined below) and Section 21E of the Exchange Act (as defined below). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	Since the Sponsor and our directors and executive officers have interests that are different than the interests of our stockholders, a conflict of interest may have existed in determining whether the Business Combination with WaveTech is appropriate.

●	The exercise of our directors’ and executive officers’ discretion in agreeing to changes or waivers in the terms of the Business Combination may result in a conflict of interest.

●	Nasdaq may not list New WaveTech’s securities on its exchange, which could limit investors’ ability to make transactions in New WaveTech’s securities and subject New WaveTech to additional trading restrictions.

●	Public stockholders will experience immediate dilution as a consequence of the issuance of New WaveTech Common Stock as consideration in the Business Combination and the PIPE Investment, and due to future issuances such as the Earnout Shares and pursuant to the New WaveTech KEAP. Having a minority stock ownership position may reduce the influence that our current stockholders have on the management of New WaveTech.

●	If the conditions to the Merger Agreement are not met, the Business Combination may not occur.

●	The initial stockholders have agreed to vote in favor of the Business Combination, regardless of how our public stockholders vote.

●	We may be forced to close the Business Combination even if the our Board determines it is no longer in the best interest of our stockholders.

●	We may waive one or more of the conditions to the Business Combination.

●	Legal proceedings in connection with the Business Combination, the outcomes of which are uncertain, could delay or prevent the completion of the Business Combination.

●	We and WaveTech will incur significant transaction and transition costs in connection with the Business Combination.

●	Our ability to successfully effect the Business Combination and New WaveTech’s ability to successfully operate the business thereafter will be largely dependent upon the efforts of certain key personnel of WaveTech, all of whom we expect to stay with New WaveTech following the Closing. The loss of such key personnel could negatively impact the operations and financial results of the combined business.

●	Unanticipated changes in effective tax rates or adverse outcomes resulting from examination of New WaveTech’s income or other tax returns could adversely affect New WaveTech’s financial condition and results of operations.

●	We cannot be certain as to the number of shares of public stock that will be redeemed and the potential impact to public stockholders who do not elect to redeem their public stock.

●	The Sponsor may elect to purchase stock from public stockholders prior to the consummation of the Business Combination, which may influence the vote on the Business Combination and reduce the public “float” of our securities.

●	If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per share redemption amount received by stockholders may be less than $10.00 per share.

●	Our stockholders may be held liable for claims by third parties against it to the extent of distributions received by them upon redemption of their shares.

●	If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders.

●	The Merger may fail to qualify as a tax-free reorganization for federal income tax purposes.

●	The excise tax included in the Inflation Reduction Act of 2022 may decrease the value of New WaveTech securities following the Business Combination and decrease the amount of funds available for distribution.

●	If you or a “group” of stockholders of which you are a part are deemed to hold an aggregate of more than 20.0% of the public stock, you (or, if a member of such a group, all of the members of such group in the aggregate) will lose the ability to redeem all such stock in excess of 20.0% of the public stock unless we consent to such redemption.

●	There is uncertainty regarding the U.S. federal income tax consequences of the redemption to the holders of our common stock.

●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public stock, potentially at a loss.

●	The Business Combination may be subject to U.S. foreign investment regulations that may impose conditions on or limit certain investors’ ability to purchase our stock or otherwise participate in the Business Combination, potentially making the stock less attractive to investors.

●	If we are not able to complete the Business Combination with WaveTech by March 30, 2023, nor are able to complete another business combination by such date, er would cease all operations except for the purpose of winding up and we would redeem our public stock and liquidate, in which case our public stockholders may only receive $10.00 per share, or less than such amount in certain circumstances, and any public rights will expire worthless.

●	If we fail to consummate an initial business combination, our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

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

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“ASC 480” are to the Financial Accounting Standards Board Accounting Standards Codification Topic 480 “Distinguishing Liabilities from Equity;”

●	“ASC” are to Accounting Standards Codification;

●	“board of directors” or “board” are to the board of directors of the Company;

●	“Business Combination” are to the Merger together with the other agreements and transactions contemplated by the Merger Agreement;

●	“Certifying Officers” to WTMA’s Chief Executive Officer and Chief Financial Officer;

●	“Chardan” or the “Representative” are to Chardan Capital Markets, LLC, the representative of the underwriters;

●	“Closing” are to the closing of the Business Combination;

●	“common stock” or “Common Stock” are to shares of common stock, par value $0.0001 per share;

●	“Company Stockholders” are to certain stockholders of WaveTech that entered into the Shareholder Support and Lock-up Agreement with WaveTech and the Company, dated October 31, 2022;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account (as defined

●	“Convertible Notes” are to WaveTech’s Series B Convertible Notes, if any;

●	“DGCL” are to the Delaware General Corporation Law;

●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

●	“Earnout Shares” are to the shares that may be issued to Qualified Stockholder of WaveTech pursuant to the earnout provisions of the Merger Agreement;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“Extension” are to the extended time period of time for the Company to complete a business combination under its maneded and restated certificate of incorporation;

●	“First Promissory Note” are to the promissory note issued by the Company on September 30, 2022 in the principal amount of $772,769 to the Sponsor in connection with the Extension;

●	“Founder Shares” or “founder shares” are to the 1,931,922 shares of common stock held or controlled by our insiders (as defined below);

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“Holders” are to the Sponsor and certain other investors party to the Business Combination, who will enter into the Registration Right Agreements;

●	“IASB” are to the International Accounting Standards Board;

●	“IFRS” are to the International Financial Reporting Standards, as issued by the IASB;

●	“initial business combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;

●	“initial public offering” are to the initial public offering that was consummated by the Company on December 30, 2021;

●	“Initial Stockholders” or “initial stockholders” are to the Company’s Sponsor, officers and directors and other holders of Founders Shares;

●	“insiders” are to our officers, directors, sponsor and any other holder of our founder shares;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“management” or our “management team” are to our officers and directors;

●	“Merger Agreement” are to the Agreement and Plan of Merger by and among WTMA, Merger Sub and WaveTech dated as of October 31, 2022 attached hereto as Annex A;

●	“Merger Sub” are to WTMA Merger Subsidiary Corp., a Delaware corporation;

●	“Merger” are to the merger of Merger Sub with and into WaveTech, with WaveTech surviving the merger as a wholly owned subsidiary of WTMA;

●	“Minimum Available Cash Condition” are to the condition to closing that the Trust Amount, the PIPE Investment Amount and the aggregate gross proceeds in connection with the issuance or other grant of any interests, including the Convertible Notes, if any, in the aggregate, after the payment of certain expenses of the Business Combination, being greater than $25,000,000;

●	“Nasdaq” or “NASDAQ” are to the Nasdaq Stock Market;

●	“New WaveTech Common Stock” are to common stock, par value $0.0001 per share, of New WaveTech;

●	“New WaveTech Key Executive Alignment Program” or “New WaveTech KEAP” are to the New WaveTech Key Executive Alignment Program.

●	“New WaveTech” are to WTMA immediately following the consummation of the Business Combination;

●	“Note” are to the promissory note dated June 25, 2021, in which the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the IPO.

●	“Over-allotment” or “over-allotment” are to the partial exercise of the option on January 14, 2022 by the underwriters;

●	“Over-allotment Units” or “over-allotment units” are to the 227,686 additional Units purchased by the underwriters pursuant to the partial exercise of the option on January 14, 2022;

●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

v

●	“PIPE Investment Amount” are to the aggregate gross purchase price received by WTMA prior to or substantially concurrently with the Closing for the PIPE Securities issued in the PIPE Investment;

●	“PIPE Investment” are to the purchase of certain New WaveTech securities pursuant to the PIPE Subscription Agreements;

●	“PIPE Investors” are to those certain investors participating in the PIPE Investment pursuant to the PIPE Subscription Agreements;

●	“PIPE Subscription Agreements” are to the subscription agreements to be entered into by WTMA, on terms and conditions acceptable to WaveTech, after the date of the Merger Agreement and prior to Closing, pursuant to which the PIPE Investment will be consummated;

●	“PIPE Term Sheet” means WTMA’s proposed terms for the PIPE Investment.

●	“private rights” are to the rights included within the private units purchased by our sponsor in the private placement and any rights included within private units issued upon conversion of working capital loans as described herein;

●	“private shares” are to the shares of common stock included within the private units purchased by our sponsor in the private placement and any additional shares of common stock included within private units issued upon conversion of working capital loans as described herein;

●	“Private Placement Units” or “private placement units” are to the Units that were sold in private placements simultaneously with the closing of the IPO;

●	“private placement” are to a private placement of our units consummated in connection with our initial public offering;

●	“private units” are to the 352,054 units we sold privately to Welsbach Acquisition Holdings LLC, our sponsor, in connection with our initial public offering;

●	“public shares” are to shares of common stock which were sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market) and references to “public stockholders” are to the holders of our public shares, including our insiders to the extent our insiders purchase public shares, provided that their status as “public stockholders” exists only with respect to such public shares;

●	“Qualified Stockholders” means WaveTech Stockholders (including, for the avoidance of doubt, holders of WaveTech Awards, Series A Convertible Notes and Convertible Notes, if any) and PIPE Investors, to the extent they have converted their PIPE Securities into, or exercised their PIPE Securities for, New WaveTech Common Stock at the time a Milestone is met. For the avoidance of doubt, WTMA Stockholders, WTMA Rights holders and WTMA Unit holders, including the WTMA insiders, are not Qualified Stockholders for the purposes of the Earnout Shares;

●	“Redemption Rights” are to the rights of the public stockholders to demand redemption of their public stock for cash.

●	“Registration Rights Agreement” are to the Amended and Restated Registration Rights Agreement to be entered into at Closing, by and among WTMA, the Sponsor, the Sponsor Persons, the PIPE Investors and certain WaveTech Stockholders affiliated to Mr. Valand;

●	“Registration Statement” are to the Form S-1 filed with the SEC December 21, 2021 (File No. 333-261467), as amended;

●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2022;

●	“rights” or “public rights” are to the rights which were sold as part of the units in our initial public offering;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“Second Promissory Note” are to the promissory note issued by the Company on December 30, 2022 in the principal amount of $772,769 to the Sponsor in connection with the Extension and together with the First Promissory Note, the “Promissory Notes”.

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“Series A Convertible Notes” are to the convertible promissory notes, dated between August 31, 2021 and October 4, 2022, of WaveTech in the aggregate principal amount of $1,057,500 and €4,940,635.59 outstanding on the date of the Merger Agreement;

●	“Series B Convertible Notes” are to convertible promissory notes, if any, of WaveTech issued by WaveTech in the aggregate principal amount of up to $15,000,000, or such other amount (if any) to be agreed by WaveTech and WTMA, after the date of the Merger Agreement and prior to the Closing;

●	“Shareholder Support and Lock-up Agreement” are to those certain Support and Lock-up Agreement, dated October 31, 2022, entered into by and among WTMA, WaveTech and certain WaveTech Stockholders affiliated to Mr. Valand;

●	“Special Meeting” are to the special meeting of the WTMA stockholders in lieu of its 2023 annual meeting;

●	“Sponsor Persons” are to Daniel Mamadou, Christopher Clower, John Stanfield, Dr. Ralph Welpe, Emily King, Matthew Mrozinski and Sergey Marchenko;

●	“Sponsor Support and Lock-up Agreement” are to that certain Support and Lock-up Agreement, dated October 31, 2022, by and among the Sponsor, the Sponsor Persons, WTMA and WaveTech;

●	“sponsor” or “Sponsor” are to Welsbach Acquisition Holdings LLC;

●	“Sponsors” or “sponsors” are to the Sponsor and the persons set forth in the Sponsor Support and Lock-up Agreement;

●	“Subject Stockholder Shares” are to any shares of Company common stock owned by Company Stockholders immediately after the Closing;

●	“Subject Sponsor Shares” are to any shares of Company common stock owned by one of the Sponsors immediately after the Closing;

●	“Talaxis” are to Talaxis Group, the Techmetals division within the Noble Group;

●	“Treasury” are to the U.S. Department of the Treasury;

●	“trust account” or “Trust Account” are to the U.S.-based trust account in which an amount of $77,276,860 from the net proceeds of the sale of the units (as defined below) in the initial public offering and private placement units was placed following the closing of the initial public offering and the partial exercise of the underwriter’s over-allotment option;

●	“Trust Amount” are to the amount of cash available in the trust account as of the Closing, after deducting the amount required to satisfy WTMA’s obligations;

●	“UHY” are to UHY LLP, our independent registered public accounting firm;

●	“Underwriting Agreement” are to that certain underwriting agreement, dated December 27, 2021, by and between the Company and Chardan Capital Markets, LLC, as representative of the several underwriters;

●	“units” or “Units” are to the units sold in our initial public offering, which consist of one public share and one public right; and

●	“WaveTech Awards” are to WaveTech Options and WaveTech Restricted Stock Unit Awards;

●	“WaveTech Capital Stock” are to WaveTech Common Stock and WaveTech Preferred Stock;

●	“WaveTech Common Stock” are to WaveTech’s common stock, par value $0.01 per share;

●	“WaveTech Incentive Plan” are to the WaveTech Group, Inc. Incentive Compensation Plan, as amended from time to time;

●	“WaveTech Options” are to options held by WaveTech GmbH shareholders to put the common shares of WaveTech GmbH to WaveTech in exchange for shares of WaveTech Common Stock;

●	“WaveTech Preferred Conversion” are to the conversion of each share of WaveTech Preferred Stock into one share of WaveTech Common Stock;

●	“WaveTech Preferred Stock” are to WaveTech’s Series A preferred stock;

●	“WaveTech Restricted Stock Unit Awards” are to restricted stock units based on shares of WaveTech Common Stock (whether to be settled in cash or shares), granted under the WaveTech Incentive Plan;

●	“WaveTech Stockholders” are to the stockholders of WaveTech and holders of WaveTech Awards and WaveTech Convertible Instruments;

●	“WaveTech” or the “Target” are to WaveTech Group, Inc., a Delaware corporation, prior to the Business Combination;

●	“we,” “us,” “Company” or “our Company,” “Welsbach,” “WTMAC,” or “WTMA” are to Welsbach Technology Metals Acquisition Corp.

●	“Working Capital Loans” are to loans to the Company funds by certain of the Company’s officers and directors in order to finance transaction costs in connection with a Business Combination.

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

On January 14, 2022, Chardan exercised the option to purchase up to 1,125,000 additional units to cover over-allotments in part and purchased 227,686 over-allotment units, which were sold at an offering price of $10.00 per over-allotment unit, generating gross proceeds of $2,276,860. Simultaneously with the sale of the over-allotment units, the Company consummated a private sale of an additional 4,554 private placement units to the sponsor, generating gross proceeds of $45,540.

A total of $77,276,860, comprised of proceeds from the initial public offering (including the over-allotment) and proceeds of the sale of the private placement units was placed in the trust account maintained by Continental, acting as trustee.

The units, common stock and rights are currently listed on NASDAQ under the symbols “WTMAU,” “WTMA” and “WTMAR”, respectively.

It is the job of our sponsor and management team to complete our initial business combination. Our management team is led by Daniel Mamadou, our Chief Executive Officer, John Stanfield, our Chief Financial Officer, and Christopher Clower, our Chief Operating Officer, who have many years of experience in managing supply chains of bulk commodities. We must complete our initial business combination by March 30, 2023, 15 months from the closing of our initial public offering. If our initial business combination is not consummated by March 30, 2023, then our existence will terminate, and we will distribute all amounts in the trust account.

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

Christopher Clower is the COO of WTMAC, and also an executive director of Welsbach Holdings Pte Ltd. Christopher sits on a number of boards in South East Asia companies, including Malacca Trust Pte Ltd, a holding company in Singapore which owns the top asset management company in Indonesia. He spent 11 years at Merrill Lynch and raised over $4 billion of capital in the resources space. Prior to this, Mr. Clower was Managing Director and Head of Corporate Finance in Merrill Lynch for South East Asia. Christopher also worked at Deutsche Bank (1997 - 1998) and Bankers Trust (1994 - 1997).

Experience in acquisition and development of natural resource assets

Daniel Mamadou and his team have been actively sourcing, analyzing, and investing in Technology Metals and ETMs markets since 2015. He has built up his knowledge of the entire supply chain of ETMs and rare earths from upstream projects to junior mining, to the midstream refining sector and the downstream industrial applications including neodymium and praseodymium metals and permanent magnets and recycling systems. As the founder and Executive Director of the Talaxis Group, the Techmetals division within Noble Group, Daniel Mamadou invested approximately $22.8 million of Noble Group internal capital to acquire equity stakes in seven Technology Metals companies and achieved a weighted average deal level multiple of invested capital of 5.6x with 75.3% IRR over an investment period of slightly more than 3 years. Christopher Clower co-founded, built and sold PT Manoor Bulatn Lestari, an Indonesian resource company and achieved 30x multiple of invested capital (MOIC ) in two years for himself and his investors.

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

Effecting a Business Combination

General

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

We are not presently engaged in, and we will not engage in, any substantive commercial business until we complete the Business Combination with WaveTech or another target business.

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

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive, and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination; and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

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

Fair Market Value of Target Business

NASDAQ listing rules require that we must consummate an initial business combination with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the trust account (excluding the amount of any deferred underwriting discount held in trust) at the time we sign a definitive agreement in connection with our initial business combination. Our Board determined that this test was met in connection with the proposed Business Combination.

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

We will consummate our initial business combination only if public stockholders do not exercise conversion rights in an amount that would cause our net tangible assets to be less than $5,000,001 and a majority of the outstanding shares of common stock voted are voted in favor of the business combination. As a result, if stockholders owning approximately 93.75% or more of the shares of common stock sold in our initial public offering exercise conversion rights, the business combination will not be consummated. However, the actual percentages will only be able to be determined once a target business is located and we can assess all of the assets and liabilities of the combined company (which would include the fee payable to the underwriters in an amount equal to 3.5% of the total gross proceeds raised in the initial public offering as described elsewhere in this Report, any out-of-pocket expenses incurred by our insiders or their affiliates in connection with certain activities on our behalf, such as identifying and investigating possible business targets and business combinations that have not been repaid at that time, as well as any other liabilities of ours and the liabilities of the target business) upon consummation of the proposed business combination, subject to the requirement that we must have at least $5,000,001 of net tangible assets upon closing of such business combination. As a result, the actual percentages of shares that can be converted may be significantly lower than our estimates. We chose our net tangible asset threshold of $5,000,001 to ensure that we would avoid being subject to Rule 419 promulgated under the Securities Act. However, if we seek to consummate an initial business combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the trust account upon consummation of such initial business combination, our net tangible asset threshold may limit our ability to consummate such initial business combination (as we may be required to have a lesser number of shares converted) and may force us to seek third-party financing which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public stockholders may therefore have to wait until March 30, 2023 in order to be able to receive a portion of the trust account.

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

We chose our net tangible asset threshold of $5,000,001 to ensure that we would avoid being subject to Rule 419. However, if we seek to consummate an initial business combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the trust account upon consummation of such initial business combination, our net tangible asset threshold may limit our ability to consummate such initial business combination (as we may be required to have a lesser number of shares redeemed or sold to us) and may force us to seek third party financing which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public stockholders may therefore have to until March 30, 2023 in order to be able to receive a pro rata share of the trust account.

Permitted Purchases of our Securities

In the event that we, the Sponsor, the other initial stockholders and/or any of their respective affiliates purchase public shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their public shares. Any purchases of public shares made by us, the Sponsor, the other initial stockholders or any of their respective affiliates would not be voted in favor of the Business Combination Proposal and Redemptions Rights (if any) over such purchased securities would be waived by the aforementioned persons. To the extent the transaction occurs following the date of this proxy statement/prospectus, the purchase price of any public shares to be acquired by us, the Sponsor, the other initial stockholders or any of their respective affiliates, will be at a price no higher than the redemption price offered to public shareholders. In addition, we will file a Current Report on Form 8-K and will (i) amend the proxy statement/prospectus, if such arrangements are entered into prior to effectiveness of the Registration Statement on Form S-4, or (ii) file a proxy supplement, if such arrangements are entered into after effectiveness of such Registration Statement, to disclose any arrangements entered into or significant purchases made by any of the aforementioned persons that would affect the vote on the Business Combination Proposal or the satisfaction of any closing conditions. Any such disclosures will include descriptions of any arrangements entered into or significant purchases by any of the aforementioned persons, and will describe the material costs of such arrangements to us and WaveTech, as well as their potential impact to New WaveTech after giving effect to the Business Combination.

Conversion Rights

At any meeting called to approve an initial business combination, any public stockholder, whether voting for or against such proposed business combination, will be entitled to demand that his or her shares of common stock be converted for a full pro rata portion of the amount then in the trust account ($10.00 per share as of December 31, 2022), plus any pro rata interest earned on the funds held in the trust account and not previously released to us or necessary to pay our taxes. Alternatively, we may provide our public stockholders with the opportunity to sell their shares of our common stock to us through a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, net of taxes payable.

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

If the Business Combination is not approved or completed for any reason, then our public stockholders who elected to exercise their conversion rights would not be entitled to convert their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any shares delivered by public holders.

Liquidation if No Business Combination

Unless we submit and our stockholders approve an extension, if the Business Combination (or combination with another target business) is not completed by the liquidation date, such condition will trigger our automatic winding up, liquidation and dissolution pursuant to the terms of the Charter. As a result, this has the same effect as if we had formally gone through a voluntary liquidation procedure under the DGCL. Accordingly, no vote would be required from our stockholders to commence such a voluntary winding up, liquidation and dissolution.

The amount in the trust account (less approximately $228 representing the aggregate nominal par value of the common stock as of December 31, 2022) under the DGCL will be treated as a share premium which is distributable under the DGCL provided that immediately following the date on which the proposed distribution is proposed to be made, we are able to pay our debts as they fall due in the ordinary course of business. If we are forced to liquidate the trust account, we anticipate that we would distribute to our stockholders the amount in the trust account calculated as of the date that is two (2) business days prior to the distribution date (including any accrued interest) including interest earned on the funds held in the trust account, and not previously released to us to pay our taxes, divided by the number of then outstanding public stock, subject to certain limitations. Prior to such distribution, we would be required to assess all claims that may be potentially brought against it by its creditors for amounts they are actually owed and make provision for such amounts, as creditors take priority over our shareholders with respect to amounts that are owed to them. We cannot assure you that it will properly assess all claims that may be potentially brought against it. As such, our stockholders could potentially be liable for any claims of creditors to the extent of distributions received by them as an unlawful payment in the event we enter an insolvent liquidation. Furthermore, while we have obtained and will continue to seek to have all vendors, service providers (other than its independent auditors), prospective target businesses or other entities with which we do business and prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account, there is no guarantee that they will execute such agreements. Nor is there any guarantee that, even if such entities execute such agreements with us, they will not seek recourse against the trust account or that a court would conclude that such agreements are legally enforceable.

The Sponsor and our directors and officers have agreed to waive their rights to participate in any liquidation of the trust account or other assets with respect to any of our common stock held by them and to vote their common stock in favor of any dissolution and plan of distribution which we submit to a vote of stockholders. No consideration was received by such persons in respect of such waiver. There will be no distribution from the trust account with respect to the Rights, which will expire worthless.

Pursuant to the Merger Agreement, WaveTech has agreed that it and its affiliates will not have any right, title, interest or claim of any kind in or to any monies in the trust account held for our Stockholders, and agreed not to, and waived any right to, make any claim against the trust account (including any distributions therefrom) except, in each case with respect to claims that WaveTech or its affiliates may have in the future against our assets or funds that are not held in the trust account (other than distributions to our Stockholders) and claims against any other Person (or any affiliate thereof) that is party to an alternative business combination consummated by us.

If we are unable to complete the Business Combination and expend all of the net proceeds of the IPO, other than the proceeds deposited in the trust account and without taking into account interest, if any, earned on the trust account, the per-share distribution from the trust account would be approximately $10.31 based on the value of the trust account as of December 31, 2022.

The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would be prior to the claims of the public stockholders. Although we have obtained and will continue to seek to have all vendors, including lenders for money borrowed, prospective target businesses or other entities we engage execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account, including but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with a claim against our assets, including the funds held in the trust account.

The Sponsor has agreed that it will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (a) $10.00 per our common stock (or such higher amount then held in trust) or (b) such lesser amount per our common stock held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against it which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you it will be able to return to the our stockholders at least $10.00 per public stock (or such higher amount then held in trust).

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires it to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations are limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public stock in the event we do not complete our initial business combination within the allotted time period is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

Certificate of Incorporation

Our certificate of incorporation contains certain requirements and restrictions relating to our initial public offering that will apply to us until the consummation of our initial business combination. If we hold a stockholder vote to amend any provisions of our certificate of incorporation relating to stockholder’s rights or pre-business combination activity (including the substance or timing within which we have to complete a business combination), we will provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes, divided by the number of then outstanding public shares, in connection with any such vote. Our insiders have agreed to waive any conversion rights with respect to any founder shares, private shares and any public shares they may hold in connection with any vote to amend our certificate of incorporation. Specifically, our certificate of incorporation provides, among other things, that:

●	prior to the consummation of our initial business combination, we shall either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which public stockholders may seek to convert their shares of common stock, regardless of whether they vote for or against the proposed business combination, into a portion of the aggregate amount then on deposit in the trust account, net of taxes payable, or (2) provide our stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, net of taxes payable, in each case subject to the limitations described herein;

●	we will consummate our initial business combination only if public stockholders do not exercise conversion rights in an amount that would cause our net tangible assets to be less than $5,000,001 and a majority of the outstanding shares of common stock voted are voted in favor of the business combination;

●	if our initial business combination is not consummated within 9 months of the closing of our initial public offering, then our existence will terminate, and we will distribute all amounts in the trust account to all of our public holders of shares of common stock;

●	upon the consummation of our initial public offering and the partial exercise of the underwriter’s over-allotment option, $77,276,860 was placed into the trust account;

●	we may not consummate any other business combination, merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar transaction prior to our initial business combination; and

●	prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination.

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

If we succeed in effecting the Business Combination, there will be, in all likelihood, significant competition from New WaveTech’s competitors. We cannot assure you that, subsequent to the Business Combination, New WaveTech will have the resources or ability to compete effectively.

Employees

We have four executive officers. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they devote in any time period will vary based on circumstances, including whether a target business has been selected for the business combination and the stage of the business combination process the company is in. Accordingly, once a suitable target business to consummate our initial business combination with has been located, management will spend more time investigating such target business and negotiating and processing the business combination (and consequently spend more time on our affairs) than had been spent prior to locating a suitable target business. We presently expect our executive officers to devote an average of approximately 10 hours per week to our business. We do not intend to have any full time employees prior to the consummation of our initial business combination.

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

We may be required by the Sarbanes-Oxley Act to have our internal control over financial reporting audited for the year ending December 31, 2023. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding the adequacy of their internal control over financial reporting. The development of the internal control over financial reporting of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such initial business combination.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	Since the Sponsor and our directors and executive officers have interests that are different than the interests of our stockholders, a conflict of interest may have existed in determining whether the Business Combination with WaveTech is appropriate.

●	The exercise of our directors’ and executive officers’ discretion in agreeing to changes or waivers in the terms of the Business Combination may result in a conflict of interest.

●	Nasdaq may not list New WaveTech’s securities on its exchange, which could limit investors’ ability to make transactions in New WaveTech’s securities and subject New WaveTech to additional trading restrictions.

●	Public stockholders will experience immediate dilution as a consequence of the issuance of New WaveTech Common Stock as consideration in the Business Combination and the PIPE Investment, and due to future issuances such as the Earnout Shares and pursuant to the New WaveTech KEAP. Having a minority stock ownership position may reduce the influence that our current stockholders have on the management of New WaveTech.

●	If the conditions to the Merger Agreement are not met, the Business Combination may not occur.

●	The initial stockholders have agreed to vote in favor of the Business Combination, regardless of how our public stockholders vote.

●	We may be forced to close the Business Combination even if the our Board determines it is no longer in the best interest of our stockholders.

●	We may waive one or more of the conditions to the Business Combination.

●	Legal proceedings in connection with the Business Combination, the outcomes of which are uncertain, could delay or prevent the completion of the Business Combination.

●	We and WaveTech will incur significant transaction and transition costs in connection with the Business Combination.

●	Our ability to successfully effect the Business Combination and New WaveTech’s ability to successfully operate the business thereafter will be largely dependent upon the efforts of certain key personnel of WaveTech, all of whom we expect to stay with New WaveTech following the Closing. The loss of such key personnel could negatively impact the operations and financial results of the combined business.

●	Unanticipated changes in effective tax rates or adverse outcomes resulting from examination of New WaveTech’s income or other tax returns could adversely affect New WaveTech’s financial condition and results of operations.

●	We cannot be certain as to the number of shares of public stock that will be redeemed and the potential impact to public stockholders who do not elect to redeem their public stock.

●	The Sponsor may elect to purchase stock from public stockholders prior to the consummation of the Business Combination, which may influence the vote on the Business Combination and reduce the public “float” of our securities.

●	If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per share redemption amount received by stockholders may be less than $10.00 per share.

●	Our stockholders may be held liable for claims by third parties against it to the extent of distributions received by them upon redemption of their shares.

●	If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders.

●	The Merger may fail to qualify as a tax-free reorganization for federal income tax purposes.

●	The Excise Tax included in the Inflation Reduction Act of 2022 may decrease the value of New WaveTech securities following the Business Combination and decrease the amount of funds available for distribution.

●	If you or a “group” of stockholders of which you are a part are deemed to hold an aggregate of more than 20.0% of the public stock, you (or, if a member of such a group, all of the members of such group in the aggregate) will lose the ability to redeem all such stock in excess of 20.0% of the public stock unless we consent to such redemption.

●	There is uncertainty regarding the U.S. federal income tax consequences of the redemption to the holders of our common stock.

●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public stock, potentially at a loss.

●	The Business Combination may be subject to U.S. foreign investment regulations that may impose conditions on or limit certain investors’ ability to purchase our stock or otherwise participate in the Business Combination, potentially making the stock less attractive to investors.

●	If we are not able to complete the Business Combination with WaveTech by March 30, 2023, nor are able to complete another business combination by such date, er would cease all operations except for the purpose of winding up and we would redeem our public stock and liquidate, in which case our public stockholders may only receive $10.00 per share, or less than such amount in certain circumstances, and any public rights will expire worthless.

●	If we fail to consummate an initial business combination, our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

For the complete list of risks relating to our operations and the Business Combination, see the section titled “Risk Factors” contained in our proxy statement/prospectus on form S-4 (file number 333-268345).

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

Item 3. Legal Proceedings.

In connection with the Business Combination, two of our purported shareholders have sent demand letters requesting that we provide additional disclosures in an amendment to the registration statement filed in connection with the Business Combination. We believe that the allegations in the demand letters are meritless and that no additional disclosure is required in such registration statement. No litigation has been filed in respect of these allegations and we are currently unable to reasonably determine the outcome or estimate any potential losses should any litigation be filed, and, as such, has not recorded a loss contingency. There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such or against any of our property.

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

(b) Holders

On January 31, 2023, there were two holders of record of our units, thirteen holders of record of shares of our common stock and one holder of record of our public rights.

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

(d) Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

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

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the notes related thereto which are included in “Item 8. Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements and Risk Factor Summary,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a blank check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more target businesses. We intend to effectuate our business combination using cash from the proceeds of our initial public offering and the sale of the placement units that occurred simultaneously with the completion of our initial public offering, our capital stock, debt or a combination of cash, stock and debt.

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

Merger Agreement

On October 31, 2022, the Company entered into the Merger Agreement by and among the Company, Merger Sub and WaveTech.

The Merger & Consideration

The Merger Agreement provides that, among other things and upon the terms and subject to the conditions thereof, the following transactions will occur:

i.	prior to the effective time of the Merger, each share of the Series A preferred stock of WaveTech, par value $0.01 per share will be converted into one share of common stock of WaveTech, par value $0.01 per share;

ii.	at the closing of the transactions contemplated by the Merger Agreement, upon the terms and subject to the conditions of the Merger Agreement and in accordance with DGCL, Merger Sub will merge with and into WaveTech, the separate corporate existence of Merger Sub will cease and WaveTech shall continue as the surviving corporation and a wholly owned subsidiary of WTMA;

iii.	as a result of the Merger, among other things, all outstanding shares of capital stock of WaveTech (after giving effect to the WaveTech Preferred Conversion) (other than (A) treasury shares, (B) dissenting shares and (C) shares of capital stock of WaveTech subject to stock awards) will be canceled and converted into the right to receive newly issued shares of common stock, par value $0.0001 per share, of the Company determined based on a pre-money enterprise valuation of WaveTech of $150.0 million and a $10.00 price per share of the Company Common Stock; and

iv.	the Company will immediately be renamed WaveTech Group Inc.

Registration Rights Agreement

At the closing of the Business Combination, the Sponsor and certain other investors party thereto will enter into a registration rights agreement with the Company, pursuant to which, among other things, (i) the Company’s existing registrant rights agreement will be terminated, (ii) the Company will file with the U.S. Securities and Exchange Commission a registration statement on Form S-1 registering the resale, pursuant to Rule 415 under the Securities Act of 1933, of certain shares of the Company Common Stock and certain other equity securities of the Company held by the Holders as soon as practicable, but in any event within thirty (30) days after the Closing; (iii) the Holders will be entitled to certain demand registration rights in connection with an underwritten shelf takedown offering, in each case subject to certain limitations set forth in the Registration Rights Agreement; and (iv) the Holders have certain piggy-back registration rights, in each case subject to certain limitations set forth in the Registration Rights Agreement.

The foregoing summary of the Registration Rights Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the form of the Registration Rights Agreement, a copy was filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC November 1, 2022 and incorporated by reference herein.

Sponsor Support and Lock-up Agreement

On October 31, 2022, the Company and WaveTech entered into a Sponsor Support and Lock-up Agreement, with the Sponsors pursuant to which the Sponsors agreed to, among other things, (i) vote in favor of the Merger Agreement and the transactions contemplated thereby, in each case, subject to the terms and conditions contemplated by the Sponsor Support and Lock-up Agreement and (ii) vote against and withhold consent with respect to any merger, purchase of all or substantially all of the Company’s assets or other business combination transaction (other than the Merger Agreement and the Business Combination).

Under the Sponsor Support and Lock-up Agreement, the Sponsors also agreed not to, without the prior written consent of WaveTech and the board of directors of the Company (i) sell, offer to sell, contract or agree to sell, hypothecate, pledge, grant any option to purchase or otherwise dispose of or agree to dispose of, directly or indirectly, file (or participate in the filing of) a registration statement with the SEC (other than the Form S-4) or establish or increase a put equivalent position or liquidate or decrease a call equivalent position within the meaning of Section 16 of the Securities Exchange Act of 1934, with respect to any Subject Sponsor Shares, (ii) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of any Subject Sponsor Shares owned by such Sponsor or (iii) publicly announce any intention to effect any transaction specified in clause (i) or (ii), in each case, until the earlier of (a) 180 days after the Closing and (b) the date on which the closing price per share of the Company Common Stock equals or exceeds $12.50 (subject to adjustment) for any twenty (20) trading days within any thirty (30) consecutive trading day period.

The foregoing summary of the Sponsor Support and Lock-up Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the Sponsor Support and Lock-up Agreement, a copy was filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC November 1, 2022 and incorporated by reference herein.

Shareholder Support and Lock-up Agreement

On October 31, 2022, the Company and the Sponsor entered into a Shareholder Support and Lock-up Agreement with WaveTech and certain stockholders of WaveTech. Pursuant to the Shareholder Support and Lock-up Agreement, the Company Stockholders agreed to, among other things, provide written consent or vote at any called meeting with respect to the outstanding shares of WaveTech capital stock held by the Company Stockholders adopting the Merger Agreement and related transactions and approving the Business Combination.

Under the Shareholder Support and Lock-up Agreement, the Company Stockholders also agreed not to, without the prior written consent of WaveTech and the board of directors of the Company (i) sell, offer to sell, contract or agree to sell, hypothecate, pledge, grant any option to purchase or otherwise dispose of or agree to dispose of, directly or indirectly, file (or participate in the filing of) a registration statement with the SEC (other than the Form S-4) or establish or increase a put equivalent position or liquidate or decrease a call equivalent position within the meaning of Section 16 of the Exchange Act, with respect to any shares of the Company Common Stock owned by such Company Stockholder immediately after the Closing, (ii) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of any Subject Stockholder Shares owned by such Company Stockholder or (iii) publicly announce any intention to effect any transaction specified in clause (i) or (ii), in each case, until the earlier of (a) 180 days after the Closing and (b) the date on which the closing price per share of the Company Common Stock equals or exceeds $12.50 (subject to adjustment) for any twenty (20) trading days within any thirty (30) consecutive trading day period.

The foregoing summary of the Shareholder Support and Lock-up Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the Shareholder Support and Lock-up Agreement, a copy was filed as Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC November 1, 2022 and incorporated by reference herein.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the year ended December 31, 2022 were in connection with the search for a prospective initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We expect to generate non-operating income in the form of interest income from the proceeds of the IPO placed in the U.S. based trust account established at the consummation of WTMA’s IPO. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the year ended December 31, 2022, we had a net loss of $2,390,719, which primarily consists of operating expenses of $3,131,190, Delaware franchise taxes of $200,000 and provision for income taxes of $180,688, offset by interest and dividend earned on marketable securities held in the Trust Account in total of $1,121,159.

For the year ended December 31, 2021, we had a net loss of $68,604, which primarily consists of operating expenses of $7,865 and accrual of Delaware franchise taxes of $60,750, offset by interest earned on marketable securities held in the Trust Account of $11.

Liquidity and Capital Resources

On December 30, 2021, the Company consummated the IPO of 7,500,000 units, each Unit containing one share of common stock and one right to receive 1/10 of one share of common stock upon the consummation of the Business Combination, generating gross proceeds of $75,000,000, which is discussed in Note 3 to the consolidated financial statements.

Simultaneously with the closing of the IPO, the Company consummated the sale of 347,500 private placement units at a price of $10.00 per Private Placement Unit in a private placement to the Company’s sponsor, Welsbach Acquisition Holdings LLC generating gross proceeds of $3,475,000 which is described in Note 4 to the consolidated financial statements.

The Company granted the underwriters a 45-day option to purchase up to 1,125,000 Units to cover Over-allotment, if any. On January 14, 2022, the underwriters partially exercised the option and purchased 227,686 additional Units, generating gross proceeds of $2,276,860.

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

Offering costs for the IPO amounted to $4,663,218, consisting of $1,500,000 of underwriting fees, $2,625,000 of deferred underwriting fees payable (which are held in the Trust Account) and $538,219 of other costs.

$2,704,690 of deferred underwriting fee payable is contingent upon the consummation of a Business Combination by March 30, 2023, subject to the terms of the Underwriting Agreement

For the year ended December 31, 2022, cash used in operating activities was $976,309. Net cash used in investing activities was $3,523,983 and net cash provided by financing activities was $3,822,399 mainly reflecting the proceeds of our IPO and subsequent deposit into the trust account

For the year ended December 31, 2021, cash used in operating activities was $260,825. Net cash used in investing activities was $75,000,000 and net cash provided by financing activities was $76,461,781 mainly reflecting the proceeds of our IPO and subsequent deposit into the trust account.

At December 31, 2022, we had cash and marketable securities held in the trust account of $79,645,156. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less income taxes payable), to complete our business combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies. The Company had withdrawn $298,414 from the trust account to pay franchise and income taxes.

At December 31, 2022, we had operating cash of $309,881 and restricted cash of $213,182 (excess permitted withdrawal) outside of the trust account. We have used and intend to continue to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

Related Party Transactions

Promissory Note – Related Party

On June 25, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the IPO pursuant to a promissory note. This loan was non-interest bearing and was payable at the consummation of the IPO. As of December 31, 2021, the outstanding balance on the Note has been repaid in full, and borrowings under the promissory note are no longer available.

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. These units would be identical to the Private Placement Units.

On September 30, 2022, the Company issued a first promissory note in the principal amount of $772,769 to the Sponsor in connection with the Extension. The First Promissory Note bears no interest and shall be payable upon the earlier to occur of (i) upon consummation of the Company’s initial business combination out of the proceeds of the Trust Account released to the Company’s or (ii) at the Sponsor’s discretion, converted, in full or in part, upon consummation of the Company’s business combination into additional private units at a price of $10.00 per unit.

On December 30, 2022, the Company issued a second promissory note in the principal amount of $772,769 to the Sponsor in connection with the Extension. The Second Promissory Note bears no interest and shall be payable upon the earlier to occur of (i) upon consummation of the Company’s initial business combination out of the proceeds of the Trust Account released to the Company’s or (ii) at the Sponsor’s discretion, converted, in full or in part, upon consummation of the Company’s business combination into additional private units at a price of $10.00 per unit.

The promissory note would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, convertible into private units of the post-Business Combination entity at a price of $10.00 per unit. The conversion feature was analyzed under ASC 470-20, “Debt with Conversion or Other Options”, the note did not include any premium or discounts. The conversion option did not include elements that would require bifurcation under ASC 815-40, “Derivatives and Hedging.” The convertible note payable and conversion feature does not meet the requirements for classification under ASC 480 and as a result is not required to be accounted for as a liability under ASC 480. In this case, the conversion feature embedded within the convertible promissory note does not require bifurcation and as a result remains embedded within the debt instrument because the convertible promissory note conversion feature does not meet the definition of a derivative as it fails the net settlement requirement. The embedded conversion feature does qualify as equity under ASC 815-40 as the exercise contingency is not based on an observable market or index unrelated to the issuer, the instrument meets the fixed-for-fixed criteria under ASC 815-40-15, meets the requirements for equity classification pursuant to ASC 815-40-25-1 and 25-2 and does not meet the definition of a derivative as it fails the net settlement requirement. Based on this analysis, the scope exception would apply, and the embedded conversion feature would fail to satisfy the third bifurcation condition within ASC 815-15-25-1.

As of December 31, 2022, there was a $1,545,537 balance outstanding under the Promissory Notes.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2022. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

The Company issued a first promissory note in the principal amount of $772,769 to the Sponsor. The First Promissory Note bears no interest and shall be payable upon the earlier to occur of (i) upon consummation of the Company’s initial business combination out of the proceeds of the Trust Account released to the Company’s or (ii) at the Sponsor’s discretion, converted, in full or in part, upon consummation of the Company’s business combination into additional private units at a price of $10.00 per unit.

The Company issued a second promissory note in the principal amount of $772,769 to the Sponsor. The Second Promissory Note bears no interest and shall be payable upon the earlier to occur of (i) upon consummation of the Company’s initial business combination out of the proceeds of the Trust Account released to the Company’s or (ii) at the Sponsor’s discretion, converted, in full or in part, upon consummation of the Company’s business combination into additional private units at a price of $10.00 per unit.

As of December 31, 2022, there was a $1,545,537 balance outstanding under the Promissory Notes

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our consolidated balance sheets. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

Net Loss per Share of Common Stock

The Company computes loss per share in accordance with ASC 260-10-45 “Earnings per Share”, which requires presentation of both basic and diluted loss per share on the face of the statement of operations. The Company’s public common shares have a redemption right, which differ from the common shares that the sponsors hold. Accordingly, the Company has effectively two classes of shares, which are referred to as public common shares and Founder Shares. Income and losses are shared pro rata between the two classes of shares. Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture by the Sponsor. Accretion associated with the common stock subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value. At December 31, 2022, the Company did not have any dilutive securities and/or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

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

JOBS Act

On April 5, 2012, the Jumpstart our Business Startup Act of 2012 was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As such, our consolidated financial statements may not be comparable to companies that comply with public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2022, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the consolidated financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of executive compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our IPO or until we are no longer an “emerging growth company,” whichever is earlier.

Critical Accounting Policies

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Through December 31, 2022, our efforts have been limited to organizational activities, activities relating to our initial public offering and since the initial public offering, the search for a target business with which to consummate an initial business combination. We have engaged in limited operations and have not generated any revenues. We have not engaged in any hedging activities since our inception on May 27, 2021. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

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

Item 8. Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-21 comprising a portion of this Report, which are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report.

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

Management’s Annual Report on Internal Controls over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Our internal control over financial reporting includes those policies and procedures that:

1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2022.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

Not applicable.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Daniel Mamadou	51	Chief Executive Officer and Chairman of the Board of Directors
Christopher Clower	57	Chief Operating Officer and Director
John Stanfield	41	Chief Financial Officer
Sergey Marchenko	53	Vice President
Emily King	40	Director
Dr. Ralph Welpe	51	Director
Matthew T. Mrozinski	48	Director

The experience of our directors and executive officers is as follows:

Daniel Mamadou – Chief Executive Officer and Director

Daniel Mamadou has served as our Chief Executive Officer and Chairman of the Board since inception. Mr. Mamadou is the CEO of Welsbach Holdings Pte Ltd, a Technology Metals specialist advisor, which Mr. Mamadou founded in January 2021. From January 2015 to December 2020 Mr. Mamadou led Talaxis as Executive Director. Mr. Mamadou founded Talaxis, the Technology Metals group within Noble Group, shortly after joining Noble Group in January 2015. From 2011 to 2014, Mr. Mamadou was an investment banker at Nomura Securities, as Head of the Corporate Solutions and Financing Group for the Asia-Pacific region. At Nomura, Mr. Mamadou led a team of 35 investment bankers that covered the region, delivering derivatives and capital markets solutions to their client base in the Asia-Pacific region. From 2003 to 2011, Mr. Mamadou was the head of the Corporate Markets and Treasury Solutions team at Deutsche Bank in Hong Kong, covering Asia-Pacific. From 2001 to 2003, Mr. Mamadou was an independent financial advisor and invested his own capital as a principal. From 1999 to 2001, Mr. Mamadou worked for Goldman Sachs within the FICC division in London. From 1997 until 1999, Mr. Mamadou was at Deutsche Bank in London, on the fixed income derivatives structuring desk for Iberia. While leading the Corporate Markets and Treasury Solutions team at Deutsche Bank, Mr. Mamadou and his team achieved the number two position in the Asia ex Japan fixed income league tables (including Bonds, Investment Grade and Corporate High Yield) over a four-year period from 2008 – 2011, raising approximately $40 billion of capital across sectors.

Christopher Clower – Chief Operating Officer and Director

Christopher Clower has served as our Chief Operating Officer since inception and one of our directors since December 2021. Christopher Clower is an executive director and COO of Welsbach Holdings Pte Ltd since March 2021. Mr. Clower also sits as an independent director on a number of boards in Southeast Asia. Since 2014, Mr. Clower has been an independent director of Malacca Trust Pte Ltd, a holding company in Singapore which is the majority owner of one of the leading asset management firms in Indonesia as measured by assets under management. Also, since 2014, Mr. Clower has been an independent commissioner on the board of PT Batavia Prosperindo Finance Tbk, an Indonesia consumer finance company listed on the Indonesia Stock Exchange. From 2010 to 2014, Mr. Clower was an independent advisor and principal investor of his own capital. From 2008 to 2010, Mr. Clower co-founded, built and sold PT Manoor Bulatn Lestari, an Indonesian resource company and achieved 30x MOIC in two years for himself and his investors. Prior to this, Mr. Clower was Managing Director and Head of Corporate Finance in Merrill Lynch for Southeast Asia. From 1998 to 2009, Mr. Clower worked at Merrill Lynch and raised over $4 billion of capital in the resources space. Mr. Clower also worked at Deutsche Bank from 1997 to 1998, at Bankers Trust from 1994 to 1997, and at Crane Nuclear Valves from 1991 to 1994. Prior to working in the finance industry, Mr. Clower was an intelligence officer for the United States Air Force, serving at Clark Air Base in the Philippines with the 90th Tactical Fighter Squadron.

Sergey Marchenko – Vice-President

Sergey Marchenko is a developer and builder of multi-story residential developments in the suburbs of Moscow. From 1996 to 2016, Mr. Marchenko founded and built his first company, LandOS, which is a real estate developer of malls and office centers in Moscow, including Troyka Trade Center Mall, Gagarinsky Trade Mall, Veshky Mall and a number of office centers in Moscow and other cities in Russia. From 2001 to 2004, Mr. Marchenko was a Vice President of GlavMosStroy Joint Stock Company, a large development and construction company in Eastern Europe. From 1999 to 2012, Mr. Marchenko founded of a number of real estate development firms in Eastern Europe, specializing in the commercial and residential sub-sectors, including Eurostroy and TCS Joint Stock Company. TCS specializes in real estate development construction as well as extraction and processing of non-metallic materials for construction.

John Stanfield – Chief Financial Officer

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

Emily King – Director

Emily King has served as one of our directors since December 2021. Ms. King is the founder of Prospector, a new search engine for the mining industry, which she founded in February 2020, and is CEO of Global Venture Consulting, which Ms. King founded in 2013. Global Venture Consulting (GV) is a consulting firm specializing in bringing natural resources and technology solutions to emerging and frontier markets. Since 2013, GV has worked with clients and partners to accelerate innovation and incorporate disruptive technology into the collection and interpretation of data. Prior to founding Global Venture Consulting and Prospector, from 2010 to 2013, Ms. King was the Director of Natural Resources for an economic development task force in the U.S. Department of Defense. In this role, Ms. King oversaw a mineral resource exploration and investment group for the Pentagon, in partnership with the Afghanistan Government and the U.S. Geological Survey. Her team conducted exploration on fifteen mineral deposits throughout Afghanistan and tendered four copper and gold exploration assets. For her leadership of this program, Ms. King was awarded the Secretary of Defense Medal for Outstanding Public Service and the Global War on Terrorism Award. Ms. King holds and has held leadership positions in industry organizations and at the board level, including Women in Mining USA, Director at VVC Exploration, Fellow at New America, Board Member of World Trade Center Kabul and the Afghanistan Mining Think Tank. In 2020, Ms. King was awarded the Medal of Merit from the American Mining Hall of Fame.

Dr. Ralph Welpe – Director

Dr. Ralph Welpe has served as one of our directors since December 2021. Dr. Welpe has 20 years of extensive work experience in investment and private banking. He started his career at Deutsche Bank in 1997 as an M&A and Corporate Finance Investment Banker in Asia and Europe. From 2007 to 2009, he was Chief of Staff of Asia Pacific before joining UK Regional Management in London. From 2011-2015, he served as Global Head of Senior Relationship Management for Corporates & Entrepreneurs. After that, he advised start-ups on their growth strategies before joining Bank Julius Baer Group as Global Head of Strategic Client Management from 2017 until 2020. Dr. Welpe is currently a Senior Advisor to Time Partners Limited in London, a specialist merchant bank providing financial advisory services. He is also a Senior Advisor to KingsRock Advisors LLC in New York, a financial services advisory firm focused on capital and financial solutions and structural complexity. He is also Chairman of iAlpha AG based in Switzerland and the UK, a platform for private, professional investors. Dr. Welpe holds an MBA in Banking & Finance and a PhD in Strategy and M&A from the University of St. Gallen, Switzerland.

Matthew T. Mrozinski - Director

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities, to file with the SEC reports of beneficial ownership and reports of changes in beneficial ownership in the Company’s securities. As no such change in beneficial ownership occurred in the year ended December 31, 2022, no late Section 16(a) Reports were filed.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of February 21, 2023 based on information obtained from the persons named below, with respect to the beneficial ownership of common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding common stock;

●	each of our executive officers and directors that beneficially owns our common stock; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 10,011,662 shares of our common stock, issued and outstanding as of February 21, 2023.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the rights as these rights are not exercisable within 60 days of the date of this Report.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Outstanding Common Stock
Welsbach Acquisition Holdings LLC (our sponsor) (2)	2,192,212	21.9%
Daniel Mamadou (2)	2,192,212	21.9%
Christopher Clower (2)	2,192,212	21.9%
John Stanfield	5,000	* %
Dr. Ralph Welpe	12,500	* %
Emily King	12,500	* %
Matthew Mrozinski	12,500	* %
All officers and directors as a group (7 individuals)	2,234,712	22.32%

Other 5% Stockholders
Hudson Bay Capital Management LP (3)	750,000	7.5%
Polar Asset Management Partners Inc. (4)	837,800	8.4%
Ari Glass (5)	631,936	6.3%
Shaolin Capital Management LLC (6)	600,000	6.0%
Lighthouse Investment Partners, LLC (7)	571,370	5.7%
ATW SPAC Management LLC (8)	631,936	6.3%

*	less than 1%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o 160 S Craig Place, Lombard, Illinois 60148, and our telephone number is (519) 900-0242.

(2)	Welsbach Acquisition Holdings LLC is the record holder of the shares reported herein. Daniel Mamadou and Christopher Clower are the managing members of Welsbach Acquisition Holdings LLC. Each of Mr. Mamadou and Mr. Clower has voting and investment discretion with respect to the common stock held of record by Welsbach Acquisition Holdings LLC. Mr. Mamadou and Mr. Clower disclaim any beneficial ownership of the shares held by Welsbach Acquisition Holdings LLC, except to the extent of their pecuniary interest therein.

(3)	According to a Schedule 13G filed on February 10, 2023, Hudson Bay Capital Management LP and Sander Gerber acquired 750,000 shares of common stock. The business address for Sander Gerber and for Hudson Bay Capital Management LP is 28 Havemeyer Place, 2nd Floor, Greenwich, CT 06830.

(4)	According to a Schedule 13G/A filed on February 13, 2023, Polar Asset Management Partners Inc. holds 837,800 shares of common stock. The business address the reporting person is 16 York Street, Suite 2900, Toronto, ON, Canada M5J 0E6.

(5)	According to a Schedule 13G filed on January 31, 2023, Boothbay Fund Management, LLC, Boothbay Absolute Return Strategies LP, and Ari Glass hold 631,936 shares of common stock. The securities are held by one or more private funds (the “Funds”), which are managed by Boothbay Fund Management, LLC, a Delaware limited liability company (the “Adviser”). Ari Glass is the Managing Member of the Adviser. Certain subadvisors (“Subadvisors”) have been delegated the authority to act on behalf of the Funds, including exclusive authority to vote and/or direct the disposition of certain securities held by the Fund, and such securities may be reported in regulatory filings made by such Subadvisors. The business address for each of the reporting persons is 140 East 45th Street, 14th Floor, New York, NY 10017.

(6)	According to a Schedule 13G filed on February 14, 2023, Shaolin Capital Management acquired 600,000 shares of common stock. The business address for Shaolin Capital Management LLC is 230 NW 24th Street, Suite 603, Miami, FL 33127.

(7)	According to a Schedule 13G filed on February 14, 2023, Lighthouse Investment Partners, LLC, MAP 136 Segregated Portfolio, a segregated portfolio of LMA SPC, MAP 214 Segregated Portfolio, a segregated portfolio of LMA SPC and Shaolin Capital Partners SP, a segregated portfolio of PC MAP SPC have acquired 571,370 shares of common stock. The business address for Lighthouse Investment Partners, LLC is 3801 PGA Boulevard, Suite 500, Palm Beach Gardens, FL 33410.

(8)	According to a Schedule 13G/A filed on February 14, 2023, ATW SPAC Management LLC and Antonio Ruiz-Gimenez hold 631,936 shares of common stock. The shares are held by one or more separately managed accounts managed by ATW SPAC Management LLC, a Delaware limited liability company (the “Adviser”), which has been delegated exclusive authority to vote and/or direct the disposition of such Units held by such separately managed accounts, which are sub-accounts of one or more pooled investment vehicles (the “Funds”) managed by a Delaware limited liability company. Antonio Ruiz-Gimenez and Kerry Propper are the Managing Members of the Adviser. The business address for each of the reporting persons is 17 State Street, Suite 2100, New York, NY10004.

Securities Authorized for Issuance under Equity Compensation Plans

None. New WaveTech will reserve 10.0% of the number of outstanding shares of New WaveTech Common Stock on a fully diluted basis (as of immediately following the Business Combination) pursuant to the New WaveTech KEAP and expects to grant equity awards under the New WaveTech KEAP. The granted awards, when vested and settled or exercisable, may result in the issuance of additional shares up to the amount of the share reserve under the New WaveTech KEAP.

Changes in Control

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On June 25, 2021, the Sponsor purchased 1,437,500 shares of our Class B common stock, par value $0.0001 for an aggregate price of $25,000. On October 13, 2021, we effected an exchange of each such Class B shares for 1.5 our common stock, resulting in the Sponsor holding an aggregate of 2,156,250 Founder Shares. We no longer have Class B stock. Our founder holders forfeited 224,328 Founder Shares as the over-allotment option was not exercised in full by the underwriters.

The Founder Shares were placed into an escrow account maintained in New York, New York by Continental Stock Transfer & Trust Company, acting as escrow agent. Subject to certain limited exceptions, 50% of these shares will not be transferred, assigned, sold or released from escrow until the earlier of (i) six months after the date of the consummation of a Business Combination and (ii) the date on which the closing price of our common stock equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after a Business Combination and the remaining 50% of the Founder Shares will not be transferred, assigned, sold or released from escrow until six months after the date of the consummation of a Business Combination, or earlier, in either case, if, subsequent to a Business Combination, we complete a liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their common stock for cash, securities or other property.

On June 25, 2021, the Sponsor agreed to lend to us an aggregate of up to $300,000 to cover expenses related to our initial public offering pursuant to a promissory note. This loan was non-interest bearing and was payable at the consummation of our initial public offering. As of September 30, 2022, and December 31, 2021, there was no amount payable against the promissory note and no amounts have been drawn against the promissory note.

On December 31, 2021, the Sponsor funded $79,673 in excess of $3,475,000 aggregate purchase price of the Private Placement Units. On January 14, 2022, the Sponsor funded $179,463 in excess of the $45,540 aggregate purchase price of the Private Placement Units sold in conjunction with the exercise of the over-allotment option (for an aggregate of $259,136 in excess purchase price). As of September 30, 2022, an amount of $129,573 has been paid and the remaining $199,163 will be repaid from our operating account as soon as practicable.

Commencing on December 27, 2021, we entered into an agreement to pay the Sponsor $10,000 per month for the use of office space and administrative support services. The sponsor agreed to waive such fees for the months of April, May, June and September 2022, and as such, the Company has recorded no administrative service fees for those months. For the three and nine months ended September 30, 2022, $20,000 and $50,000 has been expensed related to the agreement.

Commencing on December 27, 2021, we have entered into an agreement to pay an entity affiliated with its Chief Financial Officer approximately $6,500 per quarter for accounting services. For the three and nine months ended September 30, 2022, $6,500 and $19,500 has been incurred under this agreement.

In order to finance transaction costs in connection with a business combination, certain of our officers and directors may, but are not obligated to, lend to us such funds as may be required. If we complete a business combination, including the Business Combination, we would repay the Working Capital Loans out of the proceeds of the trust account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the trust account. In the event that a business combination does not close, we may use a portion of the proceeds held outside the trust account to repay the Working Capital Loans but no proceeds held in the trust account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post business combination entity at a price of $10.00 per unit. These units would be identical to the Private Placement Units. As of September 30, 2022, there were no Working Capital Loans outstanding.

On September 30, 2022, WTMA issued a first promissory note in the principal amount of $772,769 to the Sponsor in connection with the extension of period of time for WTMA to complete a business combination. The First Promissory Note bears no interest and shall be payable upon the earlier to occur of (i) upon consummation of WTMA’s initial business combination out of the proceeds of the Trust Account released to WTMA’s or (ii) at the Sponsor’s discretion, converted, in full or in part, upon consummation of WTMA’s business combination into additional private units at a price of $10.00 per unit. As of September 30, 2022, there was a $772,769 balance outstanding under the Promissory Note. On December 30, 2022 WTMA issued a second promissory note in the principal amount of $772,769 to the Sponsor in connection the extension of period of time for the Company to complete a business combination on the same terms as the First Promissory Note.

If any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity, subject to their fiduciary duties under Delaware law. We may, at our option, pursue an affiliated joint acquisition opportunity with an entity to which an officer or director has a fiduciary or contractual obligation.

After the closing of the Business Combination, members of our management team who remain with WaveTech may be paid consulting, management or other fees from New WaveTech with any and all amounts being fully disclosed to its stockholders, to the extent then known, in the proxy solicitation or tender off materials, as applicable, furnished to its stockholders.

No compensation of any kind, including finder’s and consulting fees, will be paid to the Sponsor, officers and directors, or their respective affiliates, for services rendered prior to or in connection with the completion of an initial business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to the Sponsor, officers, directors or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

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

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to UHY LLP, for services rendered.

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by UHY in connection with regulatory filings. The aggregate fees of UHY for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2022 and 2021 totaled approximately $174,427 and $25,625, respectively. The aggregate fees of UHY related to audit services in connection with our initial public offering totaled approximately $76,977. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the year ended December 31, 2022 and 2021 we did not pay UHY any audit-related fees.

Tax Fees. We did not pay UHY for tax services, planning or advice for the year ended December 31, 2022 and 2021.

All Other Fees. We paid UHY $210,125 and $0 for any other services for the year ended December 31, 2022 and 2021, respectively.

Pre-Approval Policy

Our audit committee was formed in connection with the effectiveness of our registration statement for our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all audit services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a) The following documents are filed as part of this Report:

(1) Financial Statements

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Welsbach Technology Metals Acquisition Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Welsbach Technology Metals Acquisition Corp. (the Company) as of December 31, 2022 and 2021, and the statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2022 and for the period from May 27, 2021 (inception) to December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and cash flows for the year ended December 31, 2022 and for the period from May 27, 2021 (inception) to December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has no revenue, its business plan is dependent on the completion of a business combination and the Company must liquidate if the business combination is not consummated within one month. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

The consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statement. We believe that our audit provides a reasonable basis for our opinion.

/s/ UHY LLP

We have served as the Company’s auditor since 2021.

New York, New York

February 21, 2023

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

CONSOLIDATED BALANCE SHEETS

	December 31, 2022	December 31, 2021
ASSETS
Current assets
Cash	$309,881	$1,200,956
Prepaid expenses and other assets	25,000	332,633
Total current assets	334,881	1,533,589
Restricted cash	213,182	—
Investment held in Trust Account	79,645,156	75,000,011
TOTAL ASSETS	$80,193,219	$76,533,600

LIABILITIES, REDEEMABLE COMMON STOCK, AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$1,818,627	$—
Due to affiliates	205,663	79,673
Franchise tax payable	163,384	60,750
Income taxes payable	180,688	—
Convertible promissory note – related party	1,545,537	—
Total current liabilities	3,913,899	140,423
Deferred underwriting fee payable	2,704,690	2,625,000
TOTAL LIABILITIES	6,618,589	2,765,423

COMMITMENTS AND CONTINGENCIES (NOTE 6)
REDEEMABLE COMMON STOCK
Common Stock subject to possible redemption, $0.0001 par value, 7,727,686 and 7,500,000 shares at redemption value of $10.29 and $10.00 per share at December 31, 2022 and 2021, respectively	79,514,266	75,000,000

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at December 31, 2022 and 2021	—	—
Common stock; $0.0001 par value; 100,000,000 shares authorized; 2,283,976 and 2,503,750 shares issued and outstanding at December 31, 2022 and 2021, respectively(1)	228	250
Accumulated deficit	(5,939,864)	(1,232,073)

TOTAL STOCKHOLDERS’ DEFICIT	(5,939,636)	(1,231,823)
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK, AND STOCKHOLDERS’ DEFICIT	$80,193,219	$76,533,600

(1)	At December 31, 2021, included up to 281,250 shares of common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5).

The accompanying notes are an integral part of these consolidated financial statements.

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,	For the period from May 27, 2021 (inception) to December 31,
	2022	2021
Operating expenses
General and administrative	$3,131,190	$7,865
Franchise tax	200,000	60,750
Loss from operations	3,331,190	68,615

Other income:
Interest income from investments held in Trust Account	1,121,159	11
Other income	1,121,159	11

Loss before provision for income taxes	(2,210,031)	(68,604)
Provision for income taxes	(180,688)	—
Net loss	$(2,390,719)	$(68,604)

Weighted average shares outstanding of common stock - redemption feature	7,719,577	—
Basic and diluted net loss per share of common stock - redemption feature	$(0.24)	$—

Weighted average shares outstanding of common stock - no redemption feature	2,281,786	1,785,218
Basic and diluted net loss per share of common stock - no redemption feature	$(0.24)	$(0.04)

The accompanying notes are an integral part of these consolidated financial statements.

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2022 AND THE PERIOD FROM MAY 27, 2021 (INCEPTION)
THROUGH DECEMBER 31, 2021

	Common stock		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	capital	deficit	Deficit

Balance, May 27, 2021 (inception)	—	$—	$—	$—	$—
Issuance of common stock to Sponsor	2,156,250	216	24,784	—	25,000
Sale of Private Units to insiders	347,500	34	3,474,965	—	3,475,000
Proceeds from Initial Public Offering Costs allocated to Public Units (net of offering costs)	—	—	2,392,261	—	2,392,261
Accretion for redeemable common stock to redemption value	—	—	(5,892,011)	(1,163,469)	(7,055,480
Net loss	—	—	(68,604)	(68,604)
Balance, December 31, 2021 (1)	2,503,750	250	—	(1,232,073)	(1,231,823)
Sale of private placement units to the sponsor	4,554	—	45,540	—	45,540
Proceeds from the exercise of over-allotment option allocated to public rights (net of offering costs)	—	—	73,142	—	73,142
Forfeiture of shares by Sponsor to the extent the over-allotment option was not exercised in full	(224,328)	(22)	22	—	—
Accretion for redeemable common stock to redemption value	—	—	(118,704)	(2,317,072)	(2,435,776)
Net loss	—	—	—	(2,390,719)	(2,390,719)
Balance, December 31, 2022	2,283,976	$228	$—	$(5,939,864)	$(5,939,636)

(1)	At December 31, 2021, included up to 281,250 shares of common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5).

The accompanying notes are an integral part of these consolidated financial statements.

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2022	For the period from May 27, 2021 (inception) to December 31, 2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,390,719)	$(68,604)
Adjustments to reconcile net loss to net cash used in operating activities:
Income on investments held in Trust Account	(1,121,159)	(11)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	307,633	(332,633)
Due to affiliates	125,990	79,673
Accounts payable	1,818,627	—
Franchise tax payable	102,634	60,750
Income taxes payable	180,688	—
NET CASH USED IN OPERATING ACTIVITIES	(976,306)	(260,825)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash deposited to Trust Account	(3,822,397)	(75,000,000)
Cash withdrawn from Trust Account to pay franchise and income taxes	298,414	—
NET CASH USED IN INVESTING ACTIVITIES	(3,523,983)	(75,000,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from initial public offering	—	73,500,000
Proceeds from exercise of over-allotment option	2,276,860	—
Proceeds from sale of private units to sponsor	45,540	3,475,000
Proceeds from convertible promissory note - related party	1,545,537	—
Proceeds from issuance of common stock to Sponsor	—	25,000
Payment of offering costs	(45,541)	(538,219)

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,822,396	76,461,781

NET CHANGE IN CASH AND RESTRICTED CASH	(677,893)	1,200,956
CASH AND RESTRICTED CASH, BEGINNING OF PERIOD	1,200,956	—

CASH AND RESTRICTED CASH, END OF PERIOD	$523,063	$1,200,956

CASH AND RESTRICTED CASH, END OF PERIOD
Cash	$309,881	$1,200,956
Restricted cash	213,182	—
CASH AND RESTRICTED CASH, END OF PERIOD	$523,063	$1,200,956

Supplemental cash flow information:
Cash paid during the year for:
Income tax	$—	$—
Franchise tax	$85,232	$—

Supplemental disclosure on noncash activities:
Deferred underwriting commission payable	$79,690	$2,625,000
Initial value of Class A common stock subject to possible redemption	$—	$75,000,000
Accretion for redeemable common stock to redemption value	$2,435,776	$7,121,726

The accompanying notes are an integral part of these consolidated financial statements.

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

The Company has one subsidiary, WTMA Merger Subsidiary Corp., a direct wholly owned subsidiary of the Company incorporated in the Delaware on October 19, 2022. As of December 31, 2022 the subsidiary had no activity.

As of December 31, 2022, the Company had not commenced any operations. All activity through December 31, 2022, relates to the Company’s formation and Initial Public Offering (“IPO”), which is described below and, since the offering, the search for a prospective Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income earned on investments from the proceeds derived from the IPO. The registration statement for the Company’s IPO was declared effective on December 27, 2021. On December 30, 2021, the Company consummated the IPO of 7,500,000 units (“Units”), each Unit containing one share of common stock (the “Public Shares”) and one right to receive 1/10 of one share of common stock upon the consummation of the Business Combination (the “Public Rights”), at $10.00 per Unit generating gross proceeds of $75,000,000, which is discussed in Note 3. The Company has selected December 31 as its fiscal year end.

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

Offering costs for the IPO and underwriters’ partial exercise of the over-allotment option amounted to $4,788,445, consisting of $1,545,537 of underwriting fees, $2,704,690 of deferred underwriting fees payable (which are held in the Trust Account (defined below)) and $538,219 of other costs. As described in Note 6, the $2,704,690 of deferred underwriting fee payable is contingent upon the consummation of a Business Combination by March 30, 2023, subject to the terms of the underwriting agreement entered into in connection with the IPO (the “Underwriting Agreement”).

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

All of the Public Shares contain a redemption feature, which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Company’s Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”) Subtopic 10-S99, redemption provisions not solely within the control of a company require common stock subject to redemption to be classified outside of permanent equity. Given that the Public Shares will be issued with other freestanding instruments (i.e., Public Rights as defined in Note 3), the initial carrying value of the Public Shares classified as temporary equity will be the allocated proceeds determined in accordance with ASC 470-20 “Debt with Conversion and other Options”. The Public Shares are subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. While redemptions cannot cause the Company’s net tangible assets to fall below $5,000,001, the Public Shares are redeemable and are classified as such on the consolidated balance sheets until such date that a redemption event takes place.

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

The period of time for the Company to complete a business combination under its amended and restated certificate of incorporation has been extended (the “Extension”) for a period of 3 months from September 30, 2022 to December 30, 2022 upon the deposit of $772,769 into the Trust Account on September 27, 2022 in accordance with the Company’s amended and restated certificate of incorporation. Subsequently, The period of time for the Company to complete a business combination under its amended and restated certificate of incorporation has been extended for a period of 3 months from December 30, 2022 to March 30, 2023 upon the deposit of $772,769 into the Trust Account on December 23, 2022.

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

Risks and Uncertainties

Management continues to evaluate the impacts of the COVID-19 pandemic and the military conflict in Ukraine on the financial markets and on the industry, and has concluded that while it is reasonably possible that the pandemic and the conflict could have an effect on the Company’s financial position, results of its operations and the Company’s ability to consummate a Business Combination, the specific impacts are not readily determinable as of the date of the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

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

Going Concern, Liquidity and Capital Resources

As of December 31, 2022, the Company had operating cash of $309,881, restricted cash of $213,182 (excess permitted withdrawal), and a working capital deficit of $3,234,946. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company has no revenue, and its business plan is dependent on the completion of a Business Combination within the Combination Period. If the Company is unable to compete a Business Combination within the Combination Period, it must liquidate. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within a reasonable period of time, which is considered to be one year from the issuance date of the consolidated financial statements.

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

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern one year from the date the consolidated financial statements are issued. The consolidated financial statements do not include any adjustments that might result from its inability to consummate a Business Combination or its inability to continue as a going concern.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the accounting and disclosure rules and regulations of the SEC.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

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

This may make comparison of the Company’s consolidated financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Making estimates requires management to exercise significant judgment. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2022 and 2021.

Restricted Cash

As of December 31, 2022, the Company has withdrawn $298,414 from the Trust Account for the purpose of paying the Company’s franchise and income taxes. The Company partially used the amount to pay $85,232 of 2021 and 2022 franchise taxes. The balance of $213,182 will be utilized to pay the outstanding franchise and income taxes. As of December 31, 2021, the Company has no restricted cash balance.

Investment Held in Trust Account

At December 31, 2022 and 2021, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest income from investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Offering Costs associated with the IPO and over-allotment

Offering costs consist principally of legal, accounting, underwriting fees and other costs directly related to the IPO. Offering costs of the IPO amounted to $4,663,218, which was charged against additional paid-in capital and common stock subject to redemption upon the completion of the IPO. Subsequently, additional offering cost of $125,228 was incurred with the Over-allotment in January 2022 and was also charged against additional paid-in capital and common stock subject to redemption in January 2022.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit. As of December 31, 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying consolidated balance sheets, primarily due to their short-term nature.

Income Taxes

The Company complies with the accounting and reporting requirements of ASC 740, “Income Taxes,” (“ASC 740”) which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the consolidated financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the consolidated financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2022 and 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for the year ended December 31, 2022 and for the period from May 27, 2021 (date of inception) to December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes for the year ended December 31, 2022, was $180,688. The provision for income taxes was deemed to be de minimis for the period from May 27, 2021 (inception) through December 31, 2021.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Public Shares sold in the IPO feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, 7,727,686 and 7,500,000 shares of common stock subject to possible redemption on December 31, 2022 and 2021, respectively, is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s consolidated balance sheets.

Immediately upon the closing of the IPO, the Company recognized the accretion from the initial book value to redemption amount value. This method would view the end of the reporting period as if it were also the redemption date for the security. The change in the carrying value of redeemable shares of common stock resulted in charges against additional paid-in capital and accumulated deficit.

The shares of common stock reflected on the consolidated balance sheets are reconciled on the following table:

	December 31, 2022	December 31, 2021
Gross proceeds	$77,276,860	$75,000,000
Less:
Fair value of Public Rights at issuance	(2,627,413)	(2,550,000)
Public shares issuance costs	(4,626,437)	(4,505,480)
Plus:
Accretion of carrying value to redemption value	9,491,256	7,055,480
Redeemable ordinary shares subject to possible redemption	$79,514,266	$75,000,000

Net Loss per Common Share

The Company computes loss per share in accordance with ASC 260-10-45 “Earnings per Share”, which requires presentation of both basic and diluted loss per share on the face of the statement of operations. The Company’s public common shares have a redemption right, which differ from the common shares that the sponsors hold. Accordingly, the Company has effectively two classes of shares, which are referred to as public common shares and Founder Shares. Income and losses are shared pro rata between the two classes of shares. Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of outstanding common shares during the period. Accretion associated with the common stock subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value.

Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company has excluded the Rights from the calculation of diluted loss per share because the Rights are contingent upon the occurrence of future events and any impact would be anti-dilutive. As a result, diluted net loss per share is the same as basic net loss per share for the year ended December 31, 2022. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per common share.

The following table reflects the calculation of basic and diluted net loss per common share (in dollars, except per share amounts):

	For the Year Ended December 31, 2022		For the Period from May 27, 2021 (Inception) through December 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted loss per common share
Numerator:
Allocation of net loss	$(1,845,282)	$(545,437)	$—	$(68,604)
Denominator:
Basic and diluted weighted average shares outstanding	7,719,577	2,281,786	—	1,785,218
Basic and diluted net loss per common share	$(0.24)	$(0.24)	$—	$(0.04)

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements for the year ended December 31, 2022.

Note 3 — Initial Public Offering and Over-Allotment

Pursuant to the IPO, the Company sold 7,500,000 Units at a price of $10.00 per Unit. Each Unit consists of one share of common stock and one right to receive one-tenth (1/10) of a share of common stock upon consummation of a Business Combination.

The Company granted the underwriters a 45-day option to purchase up to 1,125,000 Units to cover Over-allotment, if any. On January 14, 2022, the underwriters partially exercised the option and purchased 227,686 additional Units.

Note 4 — Private Placement

On December 27, 2021, simultaneously with the consummation of the IPO, the Company consummated the issuance and sale of 347,500 Private Placement Units in a private placement transaction at a price of $10.00 per Private Placement Unit, generating gross proceeds of $3,475,000. Each Private Placement Unit consists of one share of common stock and one right to receive one-tenth (1/10) of a share of common stock upon consummation of a Business Combination.

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

Promissory Notes — Related Parties

On June 25, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the IPO pursuant to a promissory note (the “Note”). This loan was non-interest bearing and was payable at the consummation of the IPO. As of December 31, 2021, the outstanding balance on the Note had been repaid in full, and borrowings under the promissory note are no longer available.

Due to Affiliates

On December 31, 2021, the Sponsor funded $79,673 in excess of $3,475,000 aggregate purchase price of the Private Placement Units. On January 14, 2022, the Sponsor funded $179,463 in excess of the $45,540 aggregate purchase price of the Private Placement Units sold in conjunction with the exercise of the over-allotment option (for an aggregate of $259,136 in excess purchase price). As of December 31, 2022, an amount of $199,573 has been paid and the remaining $205,663 will be repaid from Company’s operating account as soon as practicable.

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

On December 30, 2022, the Company issued a promissory note in the principal amount of $772,769 to the Sponsor in connection with the Extension (Note 1) (“Promissory Note”). The Promissory Note bears no interest and shall be payable upon the earlier to occur of (i) upon consummation of the Company’s initial business combination out of the proceeds of the Trust Account released to the Company’s or (ii) at the Sponsor’s discretion, converted, in full or in part, upon consummation of the Company’s business combination into additional private units at a price of $10.00 per unit (the “Conversion”).

The promissory note would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, convertible into private units of the post-Business Combination entity at a price of $10.00 per unit. The conversion feature was analyzed under ASC 470-20, “Debt with Conversion or Other Options”, the note did not include any premium or discounts. The conversion option did not include elements that would require bifurcation under ASC 815-40, “Derivatives and Hedging.” The convertible note payable and conversion feature does not meet the requirements for classification under ASC 480 and as a result is not required to be accounted for as a liability under ASC 480. In this case, the conversion feature embedded within the convertible promissory note does not require bifurcation and as a result remains embedded within the debt instrument because the convertible promissory note conversion feature does not meet the definition of a derivative as it fails the net settlement requirement. The embedded conversion feature does qualify as equity under ASC 815-40 as the exercise contingency is not based on an observable market or index unrelated to the issuer, the instrument meets the fixed-for-fixed criteria under ASC 815-40-15, meets the requirements for equity classification pursuant to ASC 815-40-25-1 and 25-2 and does not meet the definition of a derivative as it fails the net settlement requirement. Based on this analysis, the scope exception would apply, and the embedded conversion feature would fail to satisfy the third bifurcation condition within ASC 815-15-25-1.

As of December 31, 2022, there was a $1,545,537 balance outstanding under the Promissory Notes.

Support Services

Commencing on December 27, 2021, the Company entered into an agreement to pay the Sponsor $10,000 per month for the use of office space and administrative support services. For the year ended December 31, 2022, $120,000 has been expensed related to the agreement.

Commencing on December 27, 2021, the Company entered into an agreement to pay an entity affiliated with its Chief Financial Officer approximately $6,500 per quarter for accounting services. For the year ended December 31, 2022, $26,000 has been incurred under this agreement.

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

Merger Agreement

On October 31, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, WTMA Merger Subsidiary Corp., a Delaware corporation and a direct wholly owned subsidiary of the Company (“Merger Sub”), and WaveTech Group, Inc., a Delaware corporation (“WaveTech” or the “Target”).

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

Common stock —The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. As of December 31, 2021, there were 2,503,750 shares of Common Stock outstanding (excluding 7,500,000 shares of Common Stock subject to possible redemption). As of December 31, 2022, there were 2,283,976 shares of common stock outstanding (excluding 7,727,686 shares of common stock subject to possible redemption).

NOTE 8 — Income Tax

The Company’s net deferred tax asset (liabilities) are as follows:

	December 31,	December 31,
	2022	2021
Deferred tax assets
Net operating loss carryforward	$—	$12,755
Startup Costs	383,835	—
Total deferred tax assets	383,835	12,755
Valuation allowance	(383,835)	(12,755)
Deferred tax assets, net of allowance	$—	$—

The income tax provision for the year ended December 31, 2022 and for the period from May 27, 2021 (inception) through December 31, 2021 consists of the following:

	December 31,	December 31,
	2022	2021
Federal
Current	$180,688	$—
Deferred	(371,080)	(12,755)
State
Current	—	$—
Deferred	—	—
Change in valuation allowance	371,080	12,755
Income tax provision	$180,688	$—

As of December 31, 2022 and 2021, the Company had a total of $0 and $60,739, respectively, of U.S. federal net operating loss carry overs available to offset future taxable income. The federal net operating loss balance in 2021 was offset in the 2022 taxable income. As of December 31, 2022 and 2021, the Company did not have any state net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2022, the change in the valuation allowance was $371,080. For the period from May 27, 2021 (inception) through December 31, 2021, the change in the valuation allowance was $12,755.

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	December 31,	December 31,
	2022	2021
Statutory federal income tax rate	21.00%	21.00%
Permanent book/tax difference	(12.39)%	0.00%
Change in valuation allowance	(16.79)%	(21.00)%
Income tax provision	(8.18)%	0.00%

The Company’s effective tax rates for the periods presented differ from the expected (statutory) rates due to changes in fair value in warrants, transaction costs associated with warrants and the recording of full valuation allowances on deferred tax assets.

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities.

Note 9 — Fair Value Measurements

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

At December 31, 2022 and 2021, the assets held in the Trust Account were held in treasury funds. All of the Company’s investments held in the Trust Account are classified as trading securities. Through December 31, 2022, the Company withdrew $298,414 of the interest earned on the Trust Account to pay franchise and income taxes.

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at December 31, 2022 and 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

December 31, 2022

	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and U.S. Treasury Securities	$79,645,156	—	—

December 31, 2021

	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and U.S. Treasury Securities	$75,000,011	—	—

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected on the SEC website at www.sec.gov.

Item 16. Form 10-K Summary.

Not applicable

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated December 27, 2021, by and between the Company and Chardan Capital Markets, LLC, as representative of the several underwriters. (4)
2.1	Agreement and Plan of Merger, dated as of October 31, 2022, by and among the Company and WaveTech (5)
3.1	Amended and Restated Certificate of Incorporation. (3)
3.2	Amended and Restated Bylaws. (1)
4.1	Specimen Unit Certificate. (1)
4.2	Specimen Common Stock Certificate. (1)
4.3	Specimen Right Certificate. (1)
4.4	Rights Agreement, dated December 27, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as rights agent. (4)
4.5	Description of Registered Securities. (3)
4.6	Unit Purchase Option, dated December 27, 2021, by and between the Company and Chardan Capital Markets, LLC. (4)
10.1	Letter Agreement, dated December 27, 2021, by and among the Company, its officers, directors, certain advisors, and the Sponsor. (4)
10.2	Investment Management Trust Agreement, dated December 27, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (4)
10.3	Stock Escrow Agreement, dated December 27, 2021, by and between the Company, the Sponsor and Continental Stock Transfer & Trust Company, as escrow agent. (4)
10.4	Registration Rights Agreement, dated December 27, 2021, by and among the Company and certain security holders. (4)
10.5	Form of Indemnity Agreement. (1)
10.6	Private Placement Units Purchase Agreement, dated December 27, 2021, by and between the Company and the Sponsor. (4)
10.7	Promissory Note, dated June 25, 2021, issued to Welsbach Acquisition Holdings LLC. (2)
10.8	Administrative Support Agreement, dated December 27, 2021, by and between the Company and the Sponsor. (4)
10.9	Form of Registration Rights Agreements to be entered into at the closing of the Business Combination (5)
10.10	Sponsor Support and Lock-up Agreement, dated as of October 31, 2022, by and among the Company, WaveTech, the Sponsor and certain security holders (5)
10.11	Shareholder Support and Lock-up Agreement, dated as of October 31, 2022, by and among the Company, WaveTech, the Sponsor and certain security holders (5)
10.12*	Form of Extension Note
14	Code of Ethics (1)
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1*	Certification of the Principal Executive and Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
99.1	Audit Committee Charter (1)
99.2	Compensation Committee Charter (1)
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, filed with the SEC on December 2, 2021.

(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A, filed with the SEC on December 15, 2021.

(3)	Incorporated by reference to the Company’s Report on Form 10-K, filed with the SEC on March 25, 2022.

(4)	Incorporated by reference to the Company’s Report on Form 8-K, filed with the SEC on December 30, 2021.

(5)	Incorporated by reference to the Company’s Report on Form 8-K, filed with the SEC on November 1, 2022

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 21, 2023	WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

	By:	/s/ Daniel Mamadou
	Name:	Daniel Mamadou
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Daniel Mamadou	Chief Executive Officer and	February 21, 2023
Daniel Mamadou	Chairman of the Board of Directors (Principal Executive Officer)

/s/ John Stanfield	Chief Financial Officer	February 21, 2023
John Stanfield	(Principal Financial and Accounting Officer)

/s/ Christopher Clower	Chief Operating Officer and Director	February 21, 2023
Christopher Clower

/s/ Emily King	Director	February 21, 2023
Emily King

/s/ Dr. Ralph Welpe	Director	February 21, 2023
Dr. Ralph Welpe

/s/ Matthew T. Mrozinski	Director	February 21, 2023
Matthew T. Mrozinski