Form 10-Q
period 2023-03-31
Welsbach Technology Metals Acquisition Corp.
filed 2023-05-15
CIK 1866226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

(217) 615-1216
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

As of May 15, 2023 there were 5,913,698 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

i

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets
Cash	$137,596	$309,881
Prepaid expenses and other assets	78,306	25,000
Restricted cash	213,182	213,182
Investment held in Trust Account	80,615,246	79,645,156
TOTAL ASSETS	$81,044,330	$80,193,219

LIABILITIES, REDEEMABLE COMMON STOCK, AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$2,551,519	$1,818,627
Due to affiliates	209,663	205,663
Franchise tax payable	215,835	163,384
Income taxes payable	347,657	180,688
Due to stockholders for redemption of Common Stock	42,636,600	—
Convertible promissory note – related party	1,670,537	1,545,537
Deferred underwriting fee payable	2,704,690	2,704,690
TOTAL LIABILITIES	50,336,501	6,618,589

COMMITMENTS AND CONTINGENCIES (NOTE 6)
REDEEMABLE COMMON STOCK
Common Stock subject to possible redemption, $0.0001 par value, 3,629,722 and 7,727,686 shares at redemption value of $10.37 and $10.29 per share at March 31, 2023 and December 31, 2022, respectively	37,628,336	79,514,266

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Common stock; $0.0001 par value; 100,000,000 shares authorized; 2,283,976 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	228	228
Accumulated deficit	(6,920,735)	(5,939,864)

TOTAL STOCKHOLDERS’ DEFICIT	(6,920,507)	(5,939,636)
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK, AND STOCKHOLDERS’ DEFICIT	$81,044,330	$80,193,219

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022
OPERATING EXPENSES
General and administrative	$858,322	$527,059
Franchise tax	50,000	50,000
Loss from operations	908,322	577,059

Other income:
Interest income from investments held in Trust Account	845,090	7,777
Other income	845,090	7,777

Loss before provision for income taxes	(63,232)	(569,282)
Provision for income taxes	(166,969)	—
Net loss	$(230,201)	$(569,282)

Weighted average shares outstanding of common stock - redemption feature	7,363,423	7,692,268
Basic and diluted net loss per share of common stock - redemption feature	$(0.02)	$(0.06)

Weighted average shares outstanding of common stock - no redemption feature	2,283,976	2,036,913
Basic and diluted net loss per share of common stock - no redemption feature	$(0.02)	$(0.06)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Common stock		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	capital	deficit	Deficit

Balance, December 31, 2022	2,283,976	$228	$—	$(5,939,864)	$(5,939,636)
Accretion of redeemable common stock to redemption value	—	—	—	(750,670)	(750,670)
Net loss	—	—	—	(230,201)	(230,201)
Balance, March 31, 2023	2,283,976	$228	$—	$(6,920,735)	$(6,920,507)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Common stock		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	capital	deficit	Deficit

Balance, December 31, 2021	2,503,750	$250	$—	$(1,232,073)	$(1,231,823)
Sale of private placement units to the sponsor	4,554	—	45,540	—	45,540
Proceeds from the exercise of over-allotment option allocated to public rights (net of offering costs)	—	—	73,142	—	73,142
Forfeiture of shares by Sponsor to the extent the over-allotment option was not exercised in full	(224,328)	(22)	22	—	—
Accretion for redeemable common stock to redemption value	—	—	(118,704)	(79,666)	(198,370)
Net loss	—	—	—	(569,282)	(569,282)
Balance, March 31, 2022	2,283,976	228	—	(1,881,021)	(1,880,793)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(230,201)	$(569,282)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Income on investments held in Trust Account	(845,090)	(7,777)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(53,306)	71,762
Due to affiliates	4,000	136,390
Due to stockholders for redemption of Common Stock	42,636,600	—
Accounts payable	732,892	18,495
Franchise tax payable	52,451	50,000
Income taxes payable	166,969	—
Net cash provided by (used in) operating activities	42,464,315	(300,412)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash deposited to Trust Account	(125,000)	(2,276,860)
Net cash used in investing activities	(125,000)	(2,276,860)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of over-allotment option	—	2,276,860
Proceeds from sale of private units to sponsor	—	45,540
Payment of offering costs	—	(45,538)
Redemption of common stock - due to stockholders	(42,636,600)	—
Proceeds from convertible promissory note - related party	125,000	—
Net cash (used in) provided by financing activities	(42,511,600)	2,276,862

NET CHANGE IN CASH AND RESTRICTED CASH	(172,285)	(300,410)

CASH AND RESTRICTED CASH, BEGINNING OF PERIOD	523,063	1,200,956

CASH AND RESTRICTED CASH, END OF PERIOD	$350,778	$900,546

CASH AND RESTRICTED CASH, END OF PERIOD
Cash	$137,596	$900,546
Restricted cash	213,182	—
CASH AND RESTRICTED CASH, END OF PERIOD	$350,778	$900,546

Supplemental disclosure on noncash activities:
Deferred underwriting commission payable	$—	$79,690
Initial value related to increase of shares of Common Stock subject to possible redemption	$—	$2,276,860
Accretion for redeemable common stock to redemption value	$750,670	$198,370

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2023

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

The Company has one subsidiary, WTMA Merger Subsidiary Corp., a direct wholly owned subsidiary of the Company incorporated in the Delaware on October 19, 2022. As of March 31, 2023 the subsidiary had no activity.

As of March 31, 2023, the Company had not commenced any operations. All activity through March 31, 2023, relates to the Company’s formation and Initial Public Offering (“IPO”), which is described below and, since the offering, the search for a prospective Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income earned on investments from the proceeds derived from the IPO. The registration statement for the Company’s IPO was declared effective on December 27, 2021. On December 30, 2021, the Company consummated the IPO of 7,500,000 units (“Units”), each Unit containing one share of common stock (the “Public Shares”) and one right to receive 1/10 of one share of common stock upon the consummation of the Business Combination (the “Public Rights”), at $10.00 per Unit generating gross proceeds of $75,000,000, which is discussed in Note 3. The Company has selected December 31 as its fiscal year end.

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

Offering costs for the IPO and underwriters’ partial exercise of the over-allotment option amounted to $4,788,445, consisting of $1,545,537 of underwriting fees, $2,704,690 of deferred underwriting fees payable (which are held in the Trust Account (defined below)) and $538,219 of other costs. As described in Note 6, the $2,704,690 of deferred underwriting fee payable is contingent upon the consummation of a Business Combination, subject to the terms of the underwriting agreement entered into in connection with the IPO (the “Underwriting Agreement”).

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

All of the Public Shares contain a redemption feature, which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Company’s Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”) Subtopic 10-S99, redemption provisions not solely within the control of a company require common stock subject to redemption to be classified outside of permanent equity. Given that the Public Shares will be issued with other freestanding instruments (i.e., Public Rights as defined in Note 3), the initial carrying value of the Public Shares classified as temporary equity will be the allocated proceeds determined in accordance with ASC 470-20 “Debt with Conversion and other Options”. The Public Shares are subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. While redemptions cannot cause the Company’s net tangible assets to fall below $5,000,001, the Public Shares are redeemable and are classified as such on the condensed consolidated balance sheets until such date that a redemption event takes place.

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

On March 24, 2023, the Company held a special meeting of its stockholders (the “special meeting”). In connection with the votes to approve the Extensions, the stockholders approved the proposal to amend (the “Charter Amendment”) the Company’s Charter by allowing the Company to extend (the “Extension”) the date by which it has to consummate a business combination (the “Combination Period”) for up to an additional six months, from March 30, 2023 to up to September 30, 2023, by depositing into the trust account (the “trust account”) $125,000 for each additional one month extension (the “Extension Payment”) in exchange for a non-interest bearing, unsecured promissory note, convertible at the option of the holder, in full or in part, into units at a price of $10.00 per unit, which units will be identical to the private placement units issued in connection with the initial public offering of the Company’s units and repayable upon closing of a business combination (the “Extension Note”).

The Company and Continental Stock Transfer & Trust Company entered into an amendment to the Investment Management Trust Agreement, dated March 24, 2023, by and between Continental Stock Transfer & Trust Company and the Company (the “Trust Agreement”) allowing the Company to extend the Combination Period for up to an additional six months, from March 30, 2023 to up to September 30, 2023 (the “Trust Amendment”), by depositing into the trust account the Extension Payment each additional one month extension in exchange for an Extension Note.

The period of time for the Company to complete a business combination under its amended and restated certificate of incorporation has been further extended for a period of one (1) month from March 30, 2023 to April 30, 2023 upon the deposit of $125,000 into the Trust Account on March 28, 2023 in accordance with the Company’s amended and restated certificate of incorporation. On April 27, 2023 the period of time for the Company to complete a business combination has been further extended for a period of one (1) month from April 30, 2023 to May 30, 2023 upon the deposit of $125,000 into the Trust Account (see Note 9).

On March 24, 2023, Holders of 4,097,964 shares of common stock of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.40 per share, for an aggregate redemption amount of approximately $42.6 million, leaving approximately $37.8 million in the trust account, based on the approximately $80.4 million held in the trust account. As of March 31, 2023, the amounts due to Holders exercising their right to redeem is presented as Due to stockholders for redemption of Common Stock in the accompanying condensed consolidated balance sheets. The amount due to the redeeming Stockholders was subsequently disbursed on April 10, 2023 (Note 9).

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

Risks and Uncertainties

Management continues to evaluate the impacts of the COVID-19 pandemic and the military conflict in Ukraine on the financial markets and on the industry, and has concluded that while it is reasonably possible that the pandemic and the conflict could have an effect on the Company’s financial position, results of its operations and the Company’s ability to consummate a Business Combination, the specific impacts are not readily determinable as of the date of the unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Going Concern, Liquidity and Capital Resources

As of March 31, 2023, the Company had operating cash of $137,596, restricted cash of $213,182 (excess permitted withdrawal), and a working capital deficit of $4,428,999. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company has no revenue, and its business plan is dependent on the completion of a Business Combination within the Combination Period. If the Company is unable to compete a Business Combination within the Combination Period, it must liquidate. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within a reasonable period of time, which is considered to be one year from the issuance date of the unaudited condensed consolidated financial statements.

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

The unaudited condensed consolidated financial statements do not include any adjustments that might result from its inability to consummate a Business Combination or its inability to continue as a going concern.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in unaudited condensed consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, as filed with the SEC on February 21, 2023. The interim results for the three months ended March 31, 2023 presented are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future interim periods.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

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

This may make comparison of the Company’s unaudited condensed consolidated financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements. Making estimates requires management to exercise significant judgment. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2023 and December 31, 2022.

Restricted Cash

As of March 31, 2023, the Company had no withdrawal from Trust Account. As of December 31, 2022, the Company had withdrawn $298,414 from the Trust Account for the purpose of paying the Company’s franchise and income taxes. The Company partially used the amount to pay $85,232 of 2021 and 2022 franchise taxes. As of March 31, 2023 and December 31, 2022, there is outstanding balance of $213,182 which will be utilized to pay the outstanding franchise and income taxes.

Investments Held in Trust Account

At March 31, 2023 and December 31, 2022, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest income from investments held in Trust Account in the accompanying consolidated statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit. As of March 31, 2023, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying condensed consolidated balance sheets, primarily due to their short-term nature.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed consolidated financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of March 31, 2023 and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it.

The Company’s effective tax rate was (264.06%) and 0.00% for the three months ended March 31, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2023 and 2022, primarily due to the valuation allowance on the deferred tax assets and merger and acquisition costs treated as permanent differences.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s unaudited condensed consolidated financial statements and prescribes a recognition threshold and measurement process for unaudited condensed consolidated financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Public Shares sold in the IPO feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. On March 24, 2023, in connection with the votes to approve the Extensions, the holders of 4,097,964 shares of common stock of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.40 per share, for an aggregate redemption amount of approximately $42.6 million, leaving approximately $37.8 million in the trust account, based on the approximately $80.4 million held in the trust account as of March 22, 2023. Accordingly, 3,629,722 and 7,727,686 shares of common stock subject to possible redemption on March 31, 2023 and December 31, 2022, respectively, is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed consolidated balance sheets.

Immediately upon the closing of the IPO, the Company recognized the accretion from the initial book value to redemption amount value. This method would view the end of the reporting period as if it were also the redemption date for the security. The change in the carrying value of redeemable shares of common stock resulted in charges against additional paid-in capital and accumulated deficit.

The shares of common stock reflected on the condensed consolidated balance sheets are reconciled on the following table:

	March 31, 2023	December 31, 2022
Gross proceeds	$79,514,266	$77,276,860
Less:
Fair value of Public Rights at issuance	—	(2,627,413)
Public shares issuance costs	—	(4,626,437)
Redemptions	(42,636,600)	—
Plus:
Accretion of carrying value to redemption value	750,670	9,491,256
Redeemable ordinary shares subject to possible redemption	$37,628,336	$79,514,266

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

Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company has excluded the Rights from the calculation of diluted loss per share because the Rights are contingent upon the occurrence of future events and any impact would be anti-dilutive. As a result, diluted net loss per share is the same as basic net loss per share for the three months ended March 31, 2023 and 2022. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per common share.

The following table reflects the calculation of basic and diluted net loss per common share (in dollars, except per share amounts):

	For the Three Months Ended March 31,
	2023		2022
	Redeemable	Non- redeemable	Redeemable	Non- redeemable
Basic and diluted net loss per common share
Numerator:
Allocation of net loss	$(175,702)	$(54,499)	$(450,096)	$(119,186)
Denominator:
Basic and diluted weighted average shares outstanding	7,363,423	2,283,976	7,692,268	2,036,913

Basic and diluted net loss per common share	$(0.02)	$(0.02)	$(0.06)	$(0.06)

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed consolidated financial statements for the three months period ended March 31, 2023.

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

On March 24, 2023, in connection with the votes to approve the Extensions, the holders of 4,097,964 shares of common stock of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.40 per share, for an aggregate redemption amount of approximately $42.6 million, leaving approximately $37.8 million in the trust account, based on the approximately $80.4 million held in the trust account, as of March 22, 2023.

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

Promissory Note – Related Party

On June 25, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the IPO pursuant to a promissory note (the “Note”). This loan was non-interest bearing and was payable at the consummation of the IPO. As of March 31, 2023, and December 31, 2022, the outstanding balance on the Note had been repaid in full, and borrowings under the promissory note are no longer available.

Due to Affiliates

On December 31, 2021, the Sponsor funded $79,673 in excess of $3,475,000 aggregate purchase price of the Private Placement Units. On January 14, 2022, the Sponsor funded $179,463 in excess of the $45,540 aggregate purchase price of the Private Placement Units sold in conjunction with the exercise of the over-allotment option (for an aggregate of $259,136 in excess purchase price). As of March 31, 2023 and December 31, 2022, there were outstanding of $242,163 and $205,663, which will be repaid from Company’s operating account as soon as practicable, respectively.

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

On December 30, 2022, the Company issued a promissory note in the principal amount of $772,769 to the Sponsor in connection with the Extension (Note 1). The Promissory Note bears no interest and shall be payable upon the earlier to occur of (i) upon consummation of the Company’s initial business combination out of the proceeds of the Trust Account released to the Company’s or (ii) at the Sponsor’s discretion, converted, in full or in part, upon consummation of the Company’s business combination into additional private units at a price of $10.00 per unit (the “Conversion”).

On March 30, 2023, the Company issued a promissory note in the principal amount of $125,000 to the Sponsor in connection with the Extension (Note 1). The Promissory Note bears no interest and shall be payable upon the earlier to occur of (i) upon consummation of the Company’s initial business combination out of the proceeds of the Trust Account released to the Company’s or (ii) at the Sponsor’s discretion, converted, in full or in part, upon consummation of the Company’s business combination into additional private units at a price of $10.00 per unit (the “Conversion”).

The Promissory Notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, convertible into private units of the post-Business Combination entity at a price of $10.00 per unit. The conversion feature was analyzed under ASC 470-20, “Debt with Conversion or Other Options”, the Promissory Notes did not include any premium or discounts. The conversion option did not include elements that would require bifurcation under ASC 815-40, “Derivatives and Hedging.” The convertible note payable and conversion feature does not meet the requirements for classification under ASC 480 and as a result is not required to be accounted for as a liability under ASC 480. In this case, the conversion feature embedded within the convertible promissory note does not require bifurcation and as a result remains embedded within the debt instrument because the convertible promissory note conversion feature does not meet the definition of a derivative as it fails the net settlement requirement. The embedded conversion feature does qualify as equity under ASC 815-40 as the exercise contingency is not based on an observable market or index unrelated to the issuer, the instrument meets the fixed-for-fixed criteria under ASC 815-40-15, meets the requirements for equity classification pursuant to ASC 815-40-25-1 and 25-2 and does not meet the definition of a derivative as it fails the net settlement requirement. Based on this analysis, the scope exception would apply, and the embedded conversion feature would fail to satisfy the third bifurcation condition within ASC 815-15-25-1.

As of March 31, 2023 and December 31, 2022, there were $1,670,537 and $1,545,537, respectively, outstanding under the Promissory Notes.

Support Services

Commencing on December 27, 2021, the Company entered into an agreement to pay the Sponsor $10,000 per month for the use of office space and administrative support services. For the three months ended March 31, 2023 and 2022, $30,000 and $30,000 has been expensed related to the agreement, respectively.

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

The foregoing summary of the Merger Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the Merger Agreement, a copy was filed as Exhibit 2,1 to the Current Report on Form 8-K filed with the SEC November 1, 2022 and incorporated by reference herein.

Amendment to Merger Agreement

On March 24, 2023, the Company, Merger Sub and WaveTech entered into an Amendment to Agreement and Plan of Merger (the “Merger Agreement Amendment” and together with the Original Merger Agreement, the “Merger Agreement”), which provides that, among other things, (i) the time for performance and satisfaction of the conditions to the parties’ obligations to consummate, or cause to be consummated, the Merger shall be extended to up to April 30, 2023, subject to the Company extending its time to consummate a business combination (the “Company Extension”) in connection with the Charter Amendment (as defined below) and the Trust Agreement and (ii) WaveTech consents to the amendments to the Trust Agreement and the Charter Amendment in connection with the Company Extension and the issuance of indebtedness in connection with the Company Extension. The Merger Agreement Amendment also makes certain technical and other changes to the termination provision of the Original Merger Agreement.

The foregoing summary of the Merger Agreement Amendment does not purport to be complete and is subject to, and qualified in its entirety by, the Merger Agreement Amendment, a copy was filed as Exhibit 2,1 to the Current Report on Form 8-K filed with the SEC March 28, 2023 and incorporated by reference herein.

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

Service Provider Agreements

From time to time the Company has entered into and may enter into agreements with various services providers and advisors, including investment banks, to help us identify targets, negotiate terms of potential Business Combinations, consummate a Business Combination and/or provide other services. In connection with these agreements, the Company may be required to pay such service providers and advisors fees in connection with their services to the extent that certain conditions, including the closing of a potential Business Combination, are met. If a Business Combination does not occur, the Company would not expect to be required to pay these contingent fees. There can be no assurance that the Company will complete a Business Combination.

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

Common stock —The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022, there were 2,283,976 shares of common stock outstanding excluding 3,629,722 and 7,727,686 shares of common stock subject to possible redemption, respectively.

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

At March 31, 2023 and December 31, 2022, the assets held in the Trust Account were held in treasury funds. All of the Company’s investments held in the Trust Account are classified as trading securities. Through March 31, 2023, the Company withdrew $298,414 of the interest earned on the Trust Account to pay franchise and income taxes of which $213,182 is reported as restricted cash on the accompanying condensed consolidated balance sheets.

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at March 31, 2023 (unaudited) and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

March 31, 2023

	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and U.S. Treasury Securities	$80,615,246	—	—

December 31, 2022

	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and U.S. Treasury Securities	$79,645,156	—	—

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed consolidated financial statements were issued. Based upon this review, other than as described below, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

On April 10, 2023, $42,636,600 was disbursed to Holders of shares exercising their right to redeem at the special meeting of the Company’s stockholders held on March 24, 2023 in connection with the vote to approve the Extensions.

On April 28, 2023, the Company has approved the issuance and sale of, to the Sponsor a non-interest bearing, unsecured promissory note equal to $125,000 (the “Proceeds”) that will not be repaid in the event that the Company is unable to close a business combination unless there are funds available outside the trust account to do so. Such note would either be paid upon consummation of the initial business combination out of the proceeds of the Trust Account released to the Company or, at the Sponsor’s discretion, converted, in full or in part, upon consummation of our business combination into additional private units at a price of $10.00 per unit. The Proceeds were placed on deposit in the Company’s Trust Account on April 27, 2023. As such, in accordance with Article G of the Company’s amended and restated certificate of incorporation, the Company’s time period to consummate a Business Combination has been extended to and including May 30, 2023.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

References in this report to the “Company,” “Welsbach,” “our,” “us” or “we” refer to Welsbach Technology Metals Acquisition Corporation. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Welsbach Acquisition Holdings LLC. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes related thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

All statements other than statements of historical fact included in this Quarterly Report including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Quarterly Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Quarterly Report.

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

Recent Developments

On March 24, 2023, in connection with the votes to approve the Extensions, the holders of 4,097,964 shares of common stock of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.38 per share, for an aggregate redemption amount of approximately $42.5 million, leaving approximately $37.7 million in the trust account, based on the approximately $80.2 million held in the trust account, as of March 22, 2023.

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

The foregoing summary of the Merger Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the Merger Agreement, a copy was filed as Exhibit 2,1 to the Current Report on Form 8-K filed with the SEC November 1, 2022 and incorporated by reference herein.

Amendment to Merger Agreement

On March 24, 2023, the Company, Merger Sub and WaveTech entered into an Amendment to Agreement and Plan of Merger (the “Merger Agreement Amendment” and together with the Original Merger Agreement, the “Merger Agreement”), which provides that, among other things, (i) the time for performance and satisfaction of the conditions to the parties’ obligations to consummate, or cause to be consummated, the Merger shall be extended to up to April 30, 2023, subject to the Company extending its time to consummate a business combination (the “Company Extension”) in connection with the Charter Amendment (as defined below) and the Trust Agreement and (ii) WaveTech consents to the amendments to the Trust Agreement and the Charter Amendment in connection with the Company Extension and the issuance of indebtedness in connection with the Company Extension. The Merger Agreement Amendment also makes certain technical and other changes to the termination provision of the Original Merger Agreement.

The foregoing summary of the Merger Agreement Amendment does not purport to be complete and is subject to, and qualified in its entirety by, the Merger Agreement Amendment, a copy was filed as Exhibit 2,1 to the Current Report on Form 8-K filed with the SEC March 28, 2023 and incorporated by reference herein.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the three months ended March 31, 2023 were in connection with the search for a prospective initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We expect to generate non-operating income in the form of interest income from the proceeds of the IPO placed in the Trust Account. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended March 31, 2023, we had a net loss of $230,201, which primarily consists of operating expenses of $858,322, franchise taxes of $50,000, and provision for income taxes of $166,969, offset by interest and dividend earned on marketable securities held in the Trust Account in total of $845,090.

For the three months ended March 31, 2022, we had a net loss of $569,282, which primarily consists of operating expenses of $527,059 and franchise taxes of $50,000, offset by interest and dividend earned on marketable securities held in the Trust Account in total of $7,777.

Liquidity and Capital Resources

On December 30, 2021, the Company consummated the IPO of 7,500,000 units, each Unit containing one share of common stock and one right to receive 1/10 of one share of common stock upon the consummation of the Business Combination, generating gross proceeds of $75,000,000, which is discussed in Note 3 to the unaudited condensed consolidated financial statements.

Simultaneously with the closing of the IPO, the Company consummated the sale of 347,500 private placement units (“Private Placement Units”) at a price of $10.00 per Private Placement Unit in a private placement to the Company’s sponsor, Welsbach Acquisition Holdings LLC (the “Sponsor”) generating gross proceeds of $3,475,000 which is described in Note 4 to the unaudited condensed consolidated financial statements.

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

$2,704,690 of deferred underwriting fee payable is contingent upon the consummation of a Business Combination by March 31, 2023, subject to the terms of the underwriting agreement.

For the period ended March 31, 2023, cash provided by operating activities was $42,464,315. Net cash used in investing activities was $125,000 and net cash used in financing activities was $42,511,600 mainly reflecting the redemptions of common stock – due to stockholders exercising their redemption rights in connection with the Extension.

For the period ended March 31, 2022, cash used in operating activities was $300,412. Net cash used in investing activities was $2,276,863 and net cash provided by financing activities was $2,276,865 mainly reflecting the proceeds of our IPO and subsequent deposit into the trust account.

At March 31, 2023, we had cash and marketable securities held in the trust account of $80,615,246. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less income taxes payable), to complete our business combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies. The Company had withdrawn $298,414 from the trust account to pay franchise and income taxes.

At March 31, 2023, we had operating cash of $137,596 and restricted cash of $213,182 (excess permitted withdrawal) outside of the trust account. We have used and intend to continue to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

Related Party Transactions

Promissory Note – Related Party

On June 25, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the IPO pursuant to a promissory note (the “Note”). This loan was non-interest bearing and was payable at the consummation of the IPO. As of March 31, 2023, and December 31, 2022, the outstanding balance on the Note has been repaid in full, and borrowings under the promissory note are no longer available.

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

On March 30, 2023, the Company issued a promissory note in the principal amount of $125,000 to the Sponsor in connection with the Extension (Note 1) (“Promissory Note”). The Promissory Note bears no interest and shall be payable upon the earlier to occur of (i) upon consummation of the Company’s initial business combination out of the proceeds of the Trust Account released to the Company’s or (ii) at the Sponsor’s discretion, converted, in full or in part, upon consummation of the Company’s business combination into additional private units at a price of $10.00 per unit (the “Conversion”).

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

As of March 31, 2023 and December 31, 2022, there were $1,670,537 and $1,545,537, respectively, outstanding under the Promissory Notes.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2023. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

The Company issued a third promissory note in the principal amount of $125,000 to the Sponsor. The Third Promissory Note bears no interest and shall be payable upon the earlier to occur of (i) upon consummation of the Company’s initial business combination out of the proceeds of the Trust Account released to the Company’s or (ii) at the Sponsor’s discretion, converted, in full or in part, upon consummation of the Company’s business combination into additional private units at a price of $10.00 per unit.

As of March 31, 2023 and December 31, 2022, there were $1,670,537 and $1,545,537, respectively, outstanding under the Promissory Notes.

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our condensed consolidated balance sheets. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

Net Loss per Share of Common Stock

The Company computes loss per share in accordance with ASC 260-10-45 “Earnings per Share”, which requires presentation of both basic and diluted loss per share on the face of the statement of operations. The Company’s public common shares have a redemption right, which differ from the common shares that the sponsors hold. Accordingly, the Company has effectively two classes of shares, which are referred to as public common shares and Founder Shares. Income and losses are shared pro rata between the two classes of shares. Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture by the Sponsor. At March 31, 2023, the Company did not have any dilutive securities and/or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed consolidated financial statements.

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

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As such, our unaudited condensed consolidated financial statements may not be comparable to companies that comply with public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the unaudited condensed consolidated financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of executive compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our IPO or until we are no longer an “emerging growth company,” whichever is earlier.

Critical Accounting Policies

The preparation of unaudited condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates.

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

Changes in Internal Control over Financial Reporting

Not applicable.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

As a smaller reporting company, we are not required to include risk factors in this Quarterly Report on Form 10-Q. However, as of the date of this Quarterly Report on Form 10-Q, there have been no material changes with respect to those risk factors previously disclosed in our Annual Report on Form 10-K as filed with the SEC on February 21, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There are no transactions that have not been previously included in a Current Report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as exhibits to this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Welsbach Technology Metals Acquisitions Corp., dated March 24, 2023 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed with the SEC on March 28, 2023).
10.1	Form of Extension Note issued by the Registrant to Welsbach Acquisition Holdings LLC (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 10-K filed with the SEC on February 21, 2023)
10.2	Amendment to Agreement and Plan of Merger by and among the Company, WaveTech and Merger Sub, dated March 24, 2023 (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed with the SEC on March 28, 2023).
10.4	Amendment to the Investment Management Trust Agreement, by and between Welsbach Technology Metals Acquisitions Corp. and Continental Stock Transfer & Trust Company, dated March 24, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on March 28, 2023).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

Date: May 15, 2023	By:	/s/ Daniel Mamadou
	Name:	Daniel Mamadou
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2023	By:	/s/ John Stanfield
	Name:	John Stanfield
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)