Form 10-Q
period 2023-06-30
Welsbach Technology Metals Acquisition Corp.
filed 2023-08-21
CIK 1866226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 21, 2023 there were 5,913,698 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

i

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets
Cash	$208	$309,881
Prepaid expenses and other assets	65,833	25,000
Note receivable - related party	99,166	—
Restricted cash	70,331	213,182
Investment held in Trust Account	38,855,752	79,645,156
TOTAL ASSETS	$39,091,290	$80,193,219

LIABILITIES, REDEEMABLE COMMON STOCK, AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$2,649,430	$1,818,627
Due to affiliates	239,663	205,663
Franchise tax payable	275,014	163,384
Income taxes payable	442,599	180,688
Convertible promissory note – related party	2,045,537	1,545,537
Deferred underwriting fee payable	2,704,690	2,704,690
TOTAL LIABILITIES	8,356,933	6,618,589

COMMITMENTS AND CONTINGENCIES (NOTE 6)
REDEEMABLE COMMON STOCK
Common Stock subject to possible redemption, $0.0001 par value, 3,629,722 and 7,727,686 shares at redemption value of $10.57 and $10.29 per share at June 30, 2023 and December 31, 2022, respectively	38,351,321	79,514,266

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Common stock; $0.0001 par value; 100,000,000 shares authorized; 2,283,976 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	228	228
Accumulated deficit	(7,617,192)	(5,939,864)
TOTAL STOCKHOLDERS’ DEFICIT	(7,616,964)	(5,939,636)
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK, AND STOCKHOLDERS’ DEFICIT	$39,091,290	$80,193,219

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
OPERATING EXPENSES
General and administrative	$330,636	$263,000	$1,188,958	$790,059
Franchise tax	50,000	50,000	100,000	100,000
Loss from operations	380,636	313,000	1,288,958	890,059

Other income:
Interest income from investments held in Trust Account	502,106	104,347	1,347,196	112,124
Other income	502,106	104,347	1,347,196	112,124

Income (loss) before provision for income taxes	121,470	(208,653)	58,238	(777,935)
Provision for income taxes	(94,942)	—	(261,911)	—
Net income (loss)	$26,528	$(208,653)	$(203,673)	$(777,935)

Weighted average shares outstanding of common stock - redemption feature	3,629,722	7,727,686	5,486,258	7,711,242
Basic and diluted net income (loss) per share of common stock - redemption feature	$0.00	$(0.02)	$(0.03)	$(0.08)

Weighted average shares outstanding of common stock - no redemption feature	2,283,976	2,227,054	2,283,976	2,018,599
Basic and diluted net income (loss) per share of common stock - no redemption feature	$0.00	$(0.02)	$(0.03)	$(0.08)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Common stock		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	capital	deficit	Deficit
Balance, January 1, 2023	2,283,976	$228	$—	$(5,939,864)	$(5,939,636)
Accretion of redeemable common stock to redemption value	—	—	—	(750,670)	(750,670)
Net loss	—	—	—	(230,201)	(230,201)
Balance, March 31, 2023	2,283,976	228	—	(6,920,735)	(6,920,507)
Accretion of redeemable common stock to redemption value	—	—	—	(722,985)	(722,985)
Net income	—	—	—	26,528	26,528
Balance, June 30, 2023	2,283,976	$228	$—	$(7,617,192)	$(7,616,964)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Common stock		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	capital	deficit	Deficit
Balance, January 1, 2022	2,503,750	$250	$—	$(1,232,073)	$(1,231,823)
Sale of private placement units to the sponsor	4,554	—	45,540	—	45,540
Proceeds from the exercise of over-allotment option allocated to public rights (net of offering costs)	—	—	73,142	—	73,142
Forfeiture of shares by Sponsor to the extent the over-allotment option was not exercised in full	(224,328)	(22)	22	—	—
Accretion for redeemable common stock to redemption value	—	—	(118,704)	(79,666)	(198,370)
Net loss	—	—	—	(569,282)	(569,282)
Balance, March 31, 2022	2,283,976	228	—	(1,881,021)	(1,880,793)
Net loss	—	—	—	(208,653)	(208,653)
Balance, June 30, 2022	2,283,976	$228	$—	$(2,089,674)	$(2,089,446)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(203,673)	$(777,935)
Adjustments to reconcile net loss to net cash used in operating activities:
Income on investments held in Trust Account	(1,347,196)	(112,127)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(40,833)	194,461
Due to affiliates	34,000	142,890
Accounts payable	830,803	122,265
Franchise tax payable	111,630	20,642
Income taxes payable	261,911	—
Net cash used in operating activities	(353,358)	(409,804)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash deposited to Trust Account	(500,000)	(2,276,860)
Notes receivable - related party	(124,166)	—
Repayment of notes receivable - related party	25,000	—
Cash withdrawn from Trust Account in connection with redemption	42,636,600	—
Net cash provided by (used in) investing activities	42,037,434	(2,276,860)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of over-allotment option	—	2,276,860
Proceeds from sale of private units to sponsor	—	45,540
Payment of offering costs	—	(45,538)
Redemption of common stock - due to stockholders	(42,636,600)	—
Proceeds from convertible promissory note - related party	500,000	—
Net cash (used in) provided by financing activities	(42,136,600)	2,276,862

NET CHANGE IN CASH AND RESTRICTED CASH	(452,524)	(409,802)
CASH AND RESTRICTED CASH, BEGINNING OF PERIOD	523,063	1,200,956
CASH AND RESTRICTED CASH, END OF PERIOD	$70,539	$791,154

CASH AND RESTRICTED CASH, END OF PERIOD
Cash	$208	$791,154
Restricted cash	70,331	—
CASH AND RESTRICTED CASH, END OF PERIOD	$70,539	$791,154

Supplemental disclosure on noncash activities:
Deferred underwriting commission payable	$—	$79,690
Initial value related to increase of shares of Common Stock subject to possible redemption	$—	$2,276,860
Accretion for redeemable common stock to redemption value	$1,473,655	$198,370

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

JUNE 30, 2023

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

The Company has one subsidiary, WTMA Merger Subsidiary Corp., a direct wholly owned subsidiary of the Company incorporated in the state of Delaware on October 19, 2022. As of June 30, 2023 the subsidiary had no activity.

As of June 30, 2023, the Company had not commenced any operations. All activity through June 30, 2023, relates to the Company’s formation and Initial Public Offering (“IPO”), which is described below and, since the offering, the search for a prospective Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income earned on investments from the proceeds derived from the IPO. The registration statement for the Company’s IPO was declared effective on December 27, 2021. On December 30, 2021, the Company consummated the IPO of 7,500,000 units (“Units”), each Unit containing one share of common stock (the “Public Shares”) and one right to receive 1/10 of one share of common stock upon the consummation of the Business Combination (the “Public Rights”), at $10.00 per Unit generating gross proceeds of $75,000,000, which is discussed in Note 3. The Company has selected December 31 as its fiscal year end.

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

Offering costs for the IPO and underwriters’ partial exercise of the over-allotment option amounted to $4,788,446, consisting of $1,545,537 of underwriting fees, $2,704,690 of deferred underwriting fees payable (which are held in the Trust Account (defined below)) and $538,219 of other costs. As described in Note 6, the $2,704,690 of deferred underwriting fee payable is contingent upon the consummation of a Business Combination, subject to the terms of the underwriting agreement entered into in connection with the IPO (the “Underwriting Agreement”).

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

The Company initially had until September 30, 2022 to complete a Business Combination, 9 months following the consummation of the Company’s IPO, and further extended, as described below, to 12 and 15 months following the IPO, as the Sponsor extended the period of time to consummate a Business Combination two times by an additional three months, pursuant to the terms of the Company’s Certificate of Incorporation and the trust agreement. The Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay the Company’s franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

The period of time for the Company to complete a business combination under its amended and restated certificate of incorporation has been further extended for a period of five (5) months from March 30, 2023 to August 30, 2023 upon the deposit of $125,000 into the Trust Account on March 28, 2023, April 27, 2023, May 26, 2023, June 29, 2023 and August 1, 2023 (Note 9) in accordance with the Company’s amended and restated certificate of incorporation.

On March 24, 2023, Holders of 4,097,964 shares of common stock of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.40 per share, for an aggregate redemption amount of approximately $42.6 million, leaving approximately $37.8 million in the trust account, based on the approximately $80.4 million held in the trust account. The amount due to the redeeming Stockholders was disbursed on April 10, 2023.

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

On March 24, 2023, the Company’s stockholders redeemed 4,097,964 Common shares for a total of $42,636,600. The Company evaluated the classification and accounting of the stock redemption under ASC 450, “Contingencies”. ASC 450 states that when a loss contingency exists the likelihood that the future event(s) will confirm the loss or impairment of an asset or the incurrence of a liability can range from probable to remote. A contingent liability must be reviewed at each reporting period to determine appropriate treatment. The excise tax is determined at year end based on events that occurred during the year. The excise tax is representative of a contingent liability that is not probable of occurring due to the termination of the merger agreement with “Wavetech” (Note 6) and the liquidation of the Company on August 30, 2023 (and up to September 30, 2023) as probable. This position was based on information contained within “Notice 2023-2” of the Inflation Reduction Act of 2022 which suggests that “If a covered corporation or a covered surrogate foreign corporation (as appropriate) completely liquidates and dissolves (within the meaning of § 1.331-1(d)(1)(ii)) during a taxable year (that is, has a final distribution in complete liquidation to which § 331 applies during that taxable year), no distribution by that covered corporation or covered surrogate foreign corporation during that taxable year is a repurchase”. This position would be reviewed at the end of each reporting period for any change in fact pattern (i.e., business combination entered into or extension of end of life into 2024). If the SPAC were to enter into an extension agreement during the expected end of life period that extends past the entity’s current end of year reporting period then the entity would be required to record a liability in the amount of the excise tax liability which would be calculated as 1% of the shares redeemed during the reporting period.

Going Concern, Liquidity and Capital Resources

As of June 30, 2023, the Company had operating cash of $208, restricted cash of $70,331 (excess permitted withdrawal), and a working capital deficit of $4,982,605. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company has no revenue, and its business plan is dependent on the completion of a Business Combination within the Combination Period. If the Company is unable to compete a Business Combination within the Combination Period, it must liquidate. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within a reasonable period of time, which is considered to be one year from the issuance date of the unaudited condensed consolidated financial statements.

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

The Company will need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a Business Combination. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management determined that the liquidity condition and date for mandatory liquidation and dissolution raise substantial doubt about the Company’s ability to continue as a going concern through August 30, 2023, the scheduled liquidation date of the Company if it does not complete a Business Combination prior to such date. Management may raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties to meet the Company’s working capital needs and to complete a Business Combination before the mandatory liquidation date. The Company may not be able to obtain additional financing. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. The Company intends to complete a Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any Business Combination by August 30, 2023. These condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that might result from its inability to consummate a Business Combination or its inability to continue as a going concern.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in unaudited condensed consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, as filed with the SEC on February 21, 2023. The interim results for the three and six months ended June 30, 2023 presented are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2023 and December 31, 2022.

Restricted Cash

As of June 30, 2023, the Company had withdrawn $42,636,600 from Trust Account in connection with redemption. As of December 31, 2022, the Company had withdrawn $298,414 from the trust account for the purpose of paying the Company’s franchise and income taxes. In the fourth quarter of 2022, the Company partially used the amount to pay $85,232 of franchise taxes. The balance of $213,182 was recorded by the Company as an excess permitted withdrawal from the Company’s trust account and as restricted cash, to be utilized to pay outstanding franchise and income taxes. In connection with the issuance of the Extension Note on July 30, 2023, the Company’s independent directors were informed that certain amounts of restricted cash had been used to make payments to vendors for services provided to the Company, and were advanced to the Sponsor in order for the Sponsor to have sufficient liquidity to fund the Extension Note previously announced by the Company on the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 30, 2023, resulting in an aggregate restricted cash deficiency of $142,851 as of June 30, 2023. As of the August 1, 2023 the proceeds of the Working Capital Note dated July 30, 2023, which have been funded by the Sponsor, were sufficient to replenish the Company’s restricted cash level to $213,182. As of June 30, 2023 and December 31, 2022, there is outstanding balance of $70,331 and $213,182, respectively, which will be utilized to pay the outstanding franchise and income taxes.

Investments Held in Trust Account

At June 30, 2023 and December 31, 2022, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest income from investments held in Trust Account in the accompanying consolidated statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit. As of June 30, 2023, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying condensed consolidated balance sheets, primarily due to their short-term nature.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed consolidated financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2023 and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it.

The Company’s effective tax rate was 78.16% and 0.00% for the three months ended June 30, 2023 and 2022, respectively, 449.73% and 0.00% for the six months ended June 30, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2023 and 2022, primarily due to the valuation allowance on the deferred tax assets and merger and acquisition costs treated as permanent differences.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Public Shares sold in the IPO feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. On March 24, 2023, in connection with the votes to approve the Extensions, the holders of 4,097,964 shares of common stock of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.40 per share, for an aggregate redemption amount of approximately $42.6 million, leaving approximately $37.8 million in the trust account, based on the approximately $80.4 million held in the trust account as of March 22, 2023. Accordingly, 3,629,722 and 7,727,686 shares of common stock subject to possible redemption on June 30, 2023 and December 31, 2022, respectively, is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed consolidated balance sheets.

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

The shares of common stock reflected on the condensed consolidated balance sheets are reconciled on the following table:

	June 30, 2023	December 31, 2022
Gross proceeds	$79,514,266	$77,276,860
Less:
Fair value of Public Rights at issuance	—	(2,627,413)
Public shares issuance costs	—	(4,626,437)
Redemptions	(42,636,600)	—
Plus:
Accretion of carrying value to redemption value	1,473,655	9,491,256
Redeemable ordinary shares subject to possible redemption	$38,351,321	$79,514,266

Net Income (Loss) per Common Share

The Company computes income (loss) per share in accordance with ASC 260-10-45 “Earnings per Share”, which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. The Company’s public common shares have a redemption right, which differ from the common shares that the sponsors hold. Accordingly, the Company has effectively two classes of shares, which are referred to as public common shares and Founder Shares. Income and losses are shared pro rata between the two classes of shares. Basic income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of outstanding common shares during the period. Accretion associated with the common stock subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value.

Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive income (loss) per share excludes all potential common shares if their effect is anti-dilutive. The Company has excluded the Rights from the calculation of diluted income (loss) per share because the Rights are contingent upon the occurrence of future events and any impact would be anti-dilutive. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and six months ended June 30, 2023 and 2022. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per common share.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2023		2022		2023		2022
	Redeemable	Non- redeemable	Redeemable	Non- redeemable	Redeemable	Non- redeemable	Redeemable	Non- redeemable
Basic and diluted net income (loss) per common share
Numerator:
Allocation of net income (loss)	$16,282	$10,246	$(161,974)	$(46,680)	$(143,806)	$(59,867)	$(616,541)	$(161,394)
Denominator:
Basic and diluted weighted average shares outstanding	3,629,722	2,283,976	7,727,686	2,227,054	5,486,258	2,283,976	7,711,242	2,018,599

Basic and diluted net income (loss) per common share	$0.00	$0.00	$(0.02)	$(0.02)	$(0.03)	$(0.03)	$(0.08)	$(0.08)

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed consolidated financial statements for the three and six months ended June 30, 2023.

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

Promissory Note – Related Party

On June 25, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the IPO pursuant to a promissory note (the “Note”). This loan was non-interest bearing and was payable at the consummation of the IPO. As of June 30, 2023 and December 31, 2022, the outstanding balance on the Note had been repaid in full, and borrowings under the promissory note are no longer available.

Due to Affiliates

On December 31, 2021, the Sponsor funded $79,673 in excess of $3,475,000 aggregate purchase price of the Private Placement Units. On January 14, 2022, the Sponsor funded $179,463 in excess of the $45,540 aggregate purchase price of the Private Placement Units sold in conjunction with the exercise of the over-allotment option (for an aggregate of $259,136 in excess purchase price). As of June 30, 2023 and December 31, 2022, there were outstanding of $239,663 and $205,663, which will be repaid from Company’s operating account as soon as practicable, respectively.

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

On March 30, 2023, April 30, 2023, May 30, 2023 and June 30, 2023, the Company issued four promissory notes to the Sponsor in connection with the Extension (Note 1) in the principal amount of $125,000 for each note. The Promissory Notes bear no interest and shall be payable upon the earlier to occur of (i) upon consummation of the Company’s initial business combination out of the proceeds of the Trust Account released to the Company’s or (ii) at the Sponsor’s discretion, converted, in full or in part, upon consummation of the Company’s business combination into additional private units at a price of $10.00 per unit (the “Conversion”).

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

As of June 30, 2023 and December 31, 2022, there were $2,045,537 and $1,545,537, respectively, outstanding under the Promissory Notes.

Notes Receivable – Related Party

On May 25, 2023, the Sponsor issued a promissory note in the principal amount of $125,000 to the Company. The Promissory Note bears no interest, non-convertible and shall be payable on August 25, 2023 (or within 3 months since date of Date of Note) or earlier at the Company’s discretion. The Sponsor has drawn amount of $124,166 on May 26, 2023 and repaid a $25,000 on June 27, 2023.

As of June 30, 2023 there was $99,166, outstanding under the Promissory Note. The foregoing summary of the promissory note is qualified in its entirety by the text of the promissory note, a copy of which is attached as Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on August 1, 2023 and incorporated by reference herein.

Support Services

Commencing on December 27, 2021, the Company entered into an agreement to pay the Sponsor $10,000 per month for the use of office space and administrative support services. For the three and six months ended June 30, 2023, $30,000 and $60,000 has been expensed related to the agreement, respectively. For the three and six months ended June 30, 2022, $30,000 and $60,000 has been expensed related to the agreement, respectively.

Note 6 — Commitments and Contingencies

Registration Rights

The holders of Founder Shares, Private Placement Units and units that may be issued upon conversion of Working Capital Loans, will be entitled to registration rights pursuant to a registration rights agreement to be signed on or before the date of the prospectus for the IPO. These holders will be entitled to certain demand and “piggyback” registration rights. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until the termination of the applicable lock-up period for the securities to be registered. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

The Merger Agreement provided that, among other things and upon the terms and subject to the conditions thereof, the following transactions should have occurred (together with the other agreements and transactions contemplated by the Merger Agreement, the “Business Combination”):

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

The foregoing summary of the Merger Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the Merger Agreement, a copy was filed as Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC November 1, 2022 and incorporated by reference herein.

Amendment to Merger Agreement

On March 24, 2023, the Company, Merger Sub and WaveTech entered into an Amendment to Agreement and Plan of Merger (the “Merger Agreement Amendment” and together with the Original Merger Agreement, the “Merger Agreement”), which provided that, among other things, (i) the time for performance and satisfaction of the conditions to the parties’ obligations to consummate, or cause to be consummated, the Merger shall be extended to up to April 30, 2023, subject to the Company extending its time to consummate a business combination (the “Company Extension”) in connection with the Charter Amendment (as defined below) and the Trust Agreement and (ii) WaveTech consented to the amendments to the Trust Agreement and the Charter Amendment in connection with the Company Extension and the issuance of indebtedness in connection with the Company Extension. The Merger Agreement Amendment also made certain technical and other changes to the termination provision of the Original Merger Agreement.

The foregoing summary of the Merger Agreement Amendment does not purport to be complete and is subject to, and qualified in its entirety by, the Merger Agreement Amendment, a copy was filed as Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC March 28, 2023 and incorporated by reference herein.

Termination of a Material Definitive Agreement.

As previously disclosed, on October 31, 2022, the Company entered into an Agreement and Plan of Merger (as subsequently amended on March 28, 2023 the “Merger Agreement”) by and among the Company, WTMA Merger Subsidiary Corp., (“Merger Sub”), and WaveTech.

On June 15, 2023, the Company, Merger Sub, and WaveTech entered into a Termination and Release Agreement (the “Termination and Release Agreement”) pursuant to which, among other things, the Company and WaveTech mutually terminated the Merger Agreement pursuant to Section 10.01(a) thereof.

Upon termination of the Merger Agreement, each of the Ancillary Agreements (as defined in the Merger Agreement) with the exception of the Confidentiality Agreement (as defined in the Merger Agreement), were terminated pursuant to their terms.

The foregoing summary of the Termination and Release Agreement is qualified in its entirety by the text of the Termination and Release Agreement, a copy of which is attached as Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on June 16, 2023 and incorporated by reference herein.

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

Backstop Agreement

The Company’s independent directors were informed that on May 3, 2023, the Company and Welsbach Holdings Pte Ltd (the “Backstopper”), an affiliate of the Sponsor, entered into a backstop agreement (the “Backstop Agreement”) pursuant to which the Backstopper guarantees any deficiency of restricted cash which may exist as of September 30, 2023, and agrees to advance funds as needed to remedy any such deficiency. The foregoing summary of the Backstop Agreement is qualified in its entirety by the text of the Backstop Agreement, a copy of which is attached as Exhibit 10.3 to the Current Report on Form 8-K filed by the Company on August 1, 2023 and incorporated by reference herein.

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

Common stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. As of June 30, 2023 and December 31, 2022, there were 2,283,976 shares of common stock outstanding excluding 3,629,722 and 7,727,686 shares of common stock subject to possible redemption, respectively.

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

At June 30, 2023 and December 31, 2022, the assets held in the Trust Account were held in treasury funds. All of the Company’s investments held in the Trust Account are classified as trading securities. Through June 30, 2023, the Company withdrew $42,636,600 in connection with redemption of common stock, which includes $837,367 of the interest earned on the Trust Account distributed to the stockholders, and $298,414 of the interest earned on the Trust Account to pay franchise and income taxes of which $70,331 is reported as restricted cash on the accompanying condensed consolidated balance sheets.

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at June 30, 2023 (unaudited) and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

June 30, 2023

	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and U.S. Treasury Securities	$38,855,752	—	—

December 31, 2022

	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and U.S. Treasury Securities	$79,645,156	—	—

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

On July 30, 2023, the Company has approved the issuance and sale of, to the Sponsor a non-interest bearing, unsecured promissory note equal to $125,000 (the “Proceeds”) that will not be repaid in the event that the Company is unable to close a business combination unless there are funds available outside the trust account to do so. Such note would either be paid upon consummation of the initial business combination out of the proceeds of the Trust Account released to the Company or, at the Sponsor’s discretion, converted, in full or in part, upon consummation of our business combination into additional private units at a price of $10.00 per unit. The Proceeds were placed on deposit in the Company’s Trust Account. As such, in accordance with Article G of the Company’s amended and restated certificate of incorporation, the Company’s time period to consummate a Business Combination has been extended to and including August 30, 2023.

On July 30, 2023, the Company issued a promissory note (the “Working Capital Note”) in the principal amount of $84,000 to the Sponsor in exchange for cash. The Working Capital Note is a non-interest bearing, unsecured promissory note that will not be repaid in the event that the Company is unable to close an Initial Business Combination unless there are funds available outside the trust account to do so. Such Working Capital Note would either be paid upon consummation of the Initial Business Combination out of the proceeds of the Trust Account released to the Company or, at the Sponsor’s discretion, converted, in full or in part, upon consummation of the Initial Business Combination into additional private units at a price of $10.00 per unit. Additional Working Capital Notes may be funded at the discretion of the Sponsor, in total amounts for the Working Capital Notes series not to exceed $1.5 million.

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

Recent Developments

On March 24, 2023, in connection with the votes to approve the Extensions, the holders of 4,097,964 shares of common stock of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.38 per share, for an aggregate redemption amount of approximately $42.6 million, leaving approximately $37.8 million in the trust account, based on the approximately $80.2 million held in the trust account, as of March 22, 2023.

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

The period of time for the Company to complete a business combination under its amended and restated certificate of incorporation has been further extended for a period of five (5) months from March 30, 2023 to August 30, 2023 upon the deposit of $125,000 into the Trust Account on March 28, 2023, April 27, 2023, May 26, 2023, June 29, 2023 and August 1, 2023 in accordance with the Company’s amended and restated certificate of incorporation.

Merger Agreement

On October 31, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, WTMA Merger Subsidiary Corp., a Delaware corporation and a direct wholly owned subsidiary of the Company (“Merger Sub”), and WaveTech Group, Inc., a Delaware corporation ( “WaveTech” or the “Target”).

The Merger Agreement provided that, among other things and upon the terms and subject to the conditions thereof, the following transactions should have occured:

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

Amendment to Merger Agreement

On March 24, 2023, the Company, Merger Sub and WaveTech entered into an Amendment to Agreement and Plan of Merger (the “Merger Agreement Amendment” and together with the Original Merger Agreement, the “Merger Agreement”), which provided that, among other things, (i) the time for performance and satisfaction of the conditions to the parties’ obligations to consummate, or cause to be consummated, the Merger shall be extended to up to April 30, 2023, subject to the Company extending its time to consummate a business combination (the “Company Extension”) in connection with the Charter Amendment (as defined below) and the Trust Agreement and (ii) WaveTech consented to the amendments to the Trust Agreement and the Charter Amendment in connection with the Company Extension and the issuance of indebtedness in connection with the Company Extension. The Merger Agreement Amendment also made certain technical and other changes to the termination provision of the Original Merger Agreement.

The foregoing summary of the Merger Agreement Amendment does not purport to be complete and is subject to, and qualified in its entirety by, the Merger Agreement Amendment, a copy was filed as Exhibit 2,1 to the Current Report on Form 8-K filed with the SEC March 28, 2023 and incorporated by reference herein.

Termination of a Material Definitive Agreement.

As previously disclosed, on October 31, 2022, the Company entered into an Agreement and Plan of Merger (as subsequently amended on March 28, 2023 the “Merger Agreement”) by and among the Company, WTMA Merger Subsidiary Corp., (“Merger Sub”), and WaveTech.

On June 15, 2023, the Company, Merger Sub, and WaveTech entered into a Termination and Release Agreement (the “Termination and Release Agreement”) pursuant to which, among other things, the Company and WaveTech mutually terminated the Merger Agreement pursuant to Section 10.01(a) thereof.

Upon termination of the Merger Agreement, each of the Ancillary Agreements (as defined in the Merger Agreement) with the exception of the Confidentiality Agreement (as defined in the Merger Agreement), were terminated pursuant to their terms.

The foregoing summary of the Termination and Release Agreement is qualified in its entirety by the text of the Termination and Release Agreement, a copy of which is attached as Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on June 16, 2023 and incorporated by reference herein.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the three and six months ended June 30, 2023 were in connection with the search for a prospective initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We expect to generate non-operating income in the form of interest income from the proceeds of the IPO placed in the Trust Account. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended June 30, 2023, we had a net income of $26,528, which primarily consists of interest and dividend earned on marketable securities held in the Trust Account in total of $502,106, offset by operating expenses of $330,636, accrual of Delaware franchise taxes of $50,000, and provision for income taxes of $94,942.

For the six months ended June 30, 2023, we had a net loss of $203,673, which primarily consists of operating expenses of $1,188,958, accrual of Delaware franchise taxes of $100,000, and provision for income taxes of $261,911, offset by interest and dividend earned on marketable securities held in the Trust Account in total of $1,347,196.

For the three months ended June 30, 2022, we had a net loss of $208,653, which primarily consists of operating expenses of $263,001 and accrual of Delaware franchise taxes of $50,000, offset by interest and dividend earned on marketable securities held in the Trust Account in total of $104,347.

For the six months ended June 30, 2022, we had a net loss of $777,935, which primarily consists of operating expenses of $790,059 and accrual of Delaware franchise taxes of $100,000, offset by interest and dividend earned on marketable securities held in the Trust Account in total of $112,124.

Liquidity, Capital Resources and Going Concern

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

For the six months ended June 30, 2023, cash used in operating activities was $353,358. Net cash used in investing activities was $42,037,434 and net cash used in financing activities was $42,136,600 mainly reflecting the redemptions of common stock – due to stockholders exercising their redemption rights in connection with the Extension and proceeds from convertible promissory notes entered into with the Sponsor.

For the six months ended June 30, 2022, cash used in operating activities was $409,804. Net cash used in investing activities was $2,276,860 and net cash provided by financing activities was $2,276,862 mainly reflecting the proceeds of our IPO and subsequent deposit into the trust account.

At June 30, 2023, we had cash and marketable securities held in the trust account of $38,855,752. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less income taxes payable), to complete our business combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies. The Company had withdrawn $298,414 from the trust account to pay franchise and income taxes and $42,636,600 to disburse to Holders of shares exercising their right to redeem at the special meeting of the Company’s stockholders held on March 24, 2023 in connection with the vote to approve the Extensions.

At June 30, 2023, we had operating cash of $208 and restricted cash of $70,331 (excess permitted withdrawal) outside of the trust account. We have used and intend to continue to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination. In connection with the issuance of the Extension Note on July 30, 2023, the Company’s independent directors were informed that certain amounts of restricted cash had been used to make payments to vendors for services provided to the Company, and were advanced to the Sponsor in order for the Sponsor to have sufficient liquidity to fund the Extension Note previously announced by the Company on the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 30, 2023, resulting in an aggregate restricted cash deficiency of $142,851 as of June 30, 2023. As of the July 30, 2023 the proceeds of the Working Capital Note dated July 30, 2023, which have been funded by the Sponsor, were sufficient to replenish the Company’s restricted cash level to $213,182. As of June 30, 2023 and December 31, 2022, there is outstanding balance of $70,331 which will be utilized to pay the outstanding franchise and income taxes.

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

The Company will need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a Business Combination. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management determined that the liquidity condition and date for mandatory liquidation and dissolution raise substantial doubt about the Company’s ability to continue as a going concern through August 30, 2023, the scheduled liquidation date of the Company if it does not complete a Business Combination prior to such date. Management may raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties to meet the Company’s working capital needs and to complete a Business Combination before the mandatory liquidation date. The Company may not be able to obtain additional financing. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. The Company intends to complete a Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any Business Combination by August 30, 2023. These condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that might result from its inability to consummate a Business Combination or its inability to continue as a going concern.

Related Party Transactions

Promissory Note – Related Party

On June 25, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the IPO pursuant to a promissory note (the “Note”). This loan was non-interest bearing and was payable at the consummation of the IPO. As of June 30, 2023, and December 31, 2022, the outstanding balance on the Note has been repaid in full, and borrowings under the promissory note are no longer available.

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. On July 30, 2023, the Company issued a promissory note (the “Working Capital Loan”) in the principal amount of $84,000 to the Sponsor in exchange for cash. The Working Capital Loan is a non-interest bearing, unsecured promissory note that will not be repaid in the event that the Company is unable to close an Initial Business Combination unless there are funds available outside the trust account to do so. Such Working Capital Loan would either be paid upon consummation of the Initial Business Combination out of the proceeds of the Trust Account released to the Company or, at the Sponsor’s discretion, converted, in full or in part, upon consummation of the Initial Business Combination into additional private units at a price of $10.00 per unit. Additional Working Capital Loans may be funded at the discretion of the Sponsor, in total amounts for the Working Capital Loan note series not to exceed $1.5 million. The foregoing summary of the Working Capital Loan is qualified in its entirety by the text of the Working Capital Loan, a copy of which is attached as Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on August 1, 2023 and incorporated by reference herein.

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

On March 30, 2023, May 30, 2023, June 30, 2023 and July 30 the Company issued four promissory notes note to the Sponsor in connection with the Extension (Note 1) in the principal amount of $125,000 for each note. The Promissory Notes bear no interest and shall be payable upon the earlier to occur of (i) upon consummation of the Company’s initial business combination out of the proceeds of the Trust Account released to the Company’s or (ii) at the Sponsor’s discretion, converted, in full or in part, upon consummation of the Company’s business combination into additional private units at a price of $10.00 per unit (the “Conversion”).

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

As of June 30, 2023 and December 31, 2022, there were $2,045,537 and $1,545,537, respectively, outstanding under the Promissory Notes.

In addition, on May 25, 2023, the Sponsor issued a promissory note in the principal amount of $125,000 to the Company which the Company accounted for as a receivable due from a related party. The Promissory Note bears no interest, non-convertible and shall be payable on August 25, 2023 or earlier at the Company’s discretion. The Sponsor had drawn $124,166 under this note on May 26, 2023 and repaid a $25,000 on June 27, 2023. As of June 30, 2023 there was $99,166, outstanding under the Promissory Note, which has subsequently been repaid by the Sponsor. The foregoing summary of the promissory note is qualified in its entirety by the text of the promissory note, a copy of which is attached as Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on August 1, 2023 and incorporated by reference herein.

The Company’s independent directors were informed that on May 3, 2023, the Company and Welsbach Holdings Pte Ltd (the “Backstopper”), an affiliate of the Sponsor, entered into a backstop agreement (the “Backstop Agreement”) pursuant to which the Backstopper guarantees any deficiency of restricted cash which may exist as of September 30, 2023, and agrees to advance funds as needed to remedy any such deficiency. The foregoing summary of the Backstop Agreement is qualified in its entirety by the text of the Backstop Agreement, a copy of which is attached as Exhibit 10.3 to the Current Report on Form 8-K filed by the Company on August 1, 2023 and incorporated by reference herein.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2023. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

The Company issued third to sixth promissory notes in the principal amount of $125,000 to the Sponsor. The Promissory Notes bears no interest and shall be payable upon the earlier to occur of (i) upon consummation of the Company’s initial business combination out of the proceeds of the Trust Account released to the Company’s or (ii) at the Sponsor’s discretion, converted, in full or in part, upon consummation of the Company’s business combination into additional private units at a price of $10.00 per unit.

As of June 30, 2023 and December 31, 2022, there were $2,045,537 and $1,545,537, respectively, outstanding under the Promissory Notes.

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

Net Income (Loss) per Share of Common Stock

The Company computes income (loss) per share in accordance with ASC 260-10-45 “Earnings per Share”, which requires presentation of both basic and diluted income (loss) per share on the face of the statement of operations. The Company’s public common shares have a redemption right, which differ from the common shares that the sponsors hold. Accordingly, the Company has effectively two classes of shares, which are referred to as public common shares and Founder Shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture by the Sponsor. At June 30, 2023, the Company did not have any dilutive securities and/or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

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

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

As a smaller reporting company, we are not required to include risk factors in this Quarterly Report on Form 10-Q.  As a smaller reporting company, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	We are a blank check company with no revenue or basis to evaluate our ability to select a suitable business target;

●	We may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;

●	Our expectations around the performance of a prospective target business or businesses may not be realized;

●	We may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

●	Our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;

●	We may not be able to obtain additional financing to complete our initial business combination or reduce the number of shareholders requesting redemption;

●	We may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;

●	You may not be given the opportunity to choose the initial business target or to vote on the initial business combination;

●	Trust account funds may not be protected against third party claims or bankruptcy;

●	An active market for our public securities’ may not develop and you will have limited liquidity and trading;

●	The availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination;

●	Our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management;

●	There may be more competition to find an attractive target for an initial business combination, which could increase the costs associated with completing our initial business combination and may result in our inability to find a suitable target;

●	Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination;

●	We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability;

●	We may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after the initial public offering, which may include acting as a financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred underwriting commissions that will be released from the trust account only upon a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after the initial public offering, including, for example, in connection with the sourcing and consummation of an initial business combination;

●	We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all;

●	Since our initial stockholders will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may acquire during or after our initial public offering), and because our sponsor, officers and directors may profit substantially even under circumstances in which our public stockholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination;

●	Changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations;

●	If the funds held outside of our trust account are insufficient to allow us to operate until at least August 30, 2023 (or by September 30, 2023, if extended as provided by our current charter), our ability to fund our search for a target business or businesses or complete an initial business combination may be adversely affected;

●	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern, since we will cease all operations except for the purpose of liquidating if we are unable to complete an initial business combination by August 30, 2023 (or by September 30, 2023, if extended as provided by our current charter);

●	The value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our common stock at such time is substantially less than $10.00 per share;

●	Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our rights will expire worthless; and

●	Our ability to identify a target and to consummate an initial business combination may be adversely affected by economic uncertainty and volatility in the financial markets, including as a result of the military conflict in Ukraine.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our Registration Statement on Form S-1/A, filed with the SEC on December 15, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There are no transactions that have not been previously included in a Current Report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

As of December 31, 2022, the Company had withdrawn $298,414 from the trust account for the purpose of paying the Company’s franchise and income taxes. In the fourth quarter of 2022, the Company partially used the amount to pay $85,232 of franchise taxes. The balance of $213,182 was recorded by the Company as an excess permitted withdrawal from the Company’s trust account and as restricted cash as of December 31, 2022 and March 31, 2023, to be utilized to pay outstanding franchise and income taxes. In connection with the issuance of the July 30 Extension Note, the Company’s independent directors were informed that certain amounts of restricted cash had been used to make payments to vendors for services provided to the Company, resulting in a restricted cash deficiency of $43,684.59 as of June 30, 2023 due to these payments to vendors. As of the date of August 1, the proceeds of the Working Capital Loan, which have been funded by the Sponsor, were sufficient to replenish the Company’s restricted cash level to $213,182.

Also, in connection with the issuance of the July 30 Extension Note, the Company’s independent directors were informed that on May 3, 2023, the Company and Welsbach Holdings Pte Ltd (the “Backstopper”), an affiliate of the Sponsor, entered into a backstop agreement (the “Backstop Agreement”) pursuant to which the Backstopper guarantees any deficiency of restricted cash which may exist as of September 30, 2023, and agrees to advance funds as needed to remedy any such deficiency. In addition, following the date of the Backstop Agreement, the Sponsor entered into a $125,000 non-interest bearing, unsecured promissory note pursuant to which the Company advanced $124,166 of restricted cash to the Sponsor (the “Sponsor/ Company Promissory Note”) in order for the Sponsor to have sufficient liquidity to fund the Extension Note previously announced by the Company on the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 30, 2023. As of June 30, 2023, $99,166 remained outstanding pursuant to the Sponsor/ Company Promissory Note, resulting in an additional reduction of restricted cash in this amount as of June 30, 2023, or a restricted cash deficiency of $142,850.59 in the aggregate when taken together with the payments to vendors described above. As of the date of this Current Report on Form 8-K, all amounts outstanding pursuant to the Sponsor/Company Promissory Note have been repaid by the Sponsor and all obligations under the Sponsor/Company Promissory Note have been extinguished. As of the date of this Current Report on Form 8-K, the proceeds of the Working Capital Note, which have been funded by the Sponsor, were sufficient to replenish the Company’s restricted cash level to $213,182.

The foregoing description is qualified in its entirety by reference to the the text of the promissory note, a copy of which is attached as Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on August 1, 2023 and incorporated by reference herein and the Backstop Agreement, which is attached as Exhibit 10.3 to the Current Report on Form 8-K filed by the Company on August 1, 2023 and incorporated by reference herein.

ITEM 6. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as exhibits to this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Welsbach Technology Metals Acquisitions Corp., dated March 24, 2023 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed with the SEC on March 28, 2023).
10.1	Form of Extension Note issued by the Registrant to Welsbach Acquisition Holdings LLC (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 10-K filed with the SEC on February 21, 2023)
10.2	Amendment to Agreement and Plan of Merger by and among the Company, WaveTech and Merger Sub, dated March 24, 2023 (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed with the SEC on March 28, 2023).
10.4	Amendment to the Investment Management Trust Agreement, by and between Welsbach Technology Metals Acquisitions Corp. and Continental Stock Transfer & Trust Company, dated March 24, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on March 28, 2023).
10.5	Mutual Termination and Release Agreement, dated as of June 15, 2023, by and among the Company, Merger Sub and WaveTech. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on June 16, 2023).
10.6	Working Capital Note issued to Welsbach Acquisition Holdings LLC, dated as of July 30, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on August 1, 2023).
10.7	Sponsor / Company Promissory Note dated as of May 25, 2023 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed with the SEC on August 1, 2023).
10.8	Backstop Agreement dated as of May 3, 2023 (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed with the SEC on August 1, 2023).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

Date: August 21, 2023	By:	/s/ Daniel Mamadou
	Name:	Daniel Mamadou
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 21, 2023	By:	/s/ John Stanfield
	Name:	John Stanfield
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)