Form 10-Q
period 2023-09-30
Welsbach Technology Metals Acquisition Corp.
filed 2023-11-20
CIK 1866226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                           to

Commission file number: 001-41183

Welsbach Technology Metals Acquisition Corp.

(Exact name of registrant as specified in its charter)

Delaware	87-1006702
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

160 S Craig Place
Lombard, Illinois	60148
(Address of principal executive offices)	(Zip Code)

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

As of November 20, 2023, there were 4,456,827 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2023

i

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets
Cash	$94,579	$309,881
Prepaid expenses and other assets	42,121	25,000
Total current assets	136,700	334,881
Restricted cash	213,182	213,182
Investment held in Trust Account	39,613,658	79,645,156
TOTAL ASSETS	$39,963,540	$80,193,219

LIABILITIES, REDEEMABLE COMMON STOCK, AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$2,791,734	$1,818,627
Due to affiliates	263,663	205,663
Franchise tax payable	336,155	163,384
Income taxes payable	188,177	180,688
Excise tax payable	583,520	—
Due to shareholders for redemption of Common Stock	15,715,387	—
Convertible promissory notes and working capital loans – related party	2,780,471	1,545,537
Total current liabilities	22,659,107	3,913,899
Deferred underwriting fee payable	2,704,690	2,704,690
TOTAL LIABILITIES	25,363,797	6,618,589

COMMITMENTS AND CONTINGENCIES (NOTE 6)
REDEEMABLE COMMON STOCK
Common Stock subject to possible redemption, $0.0001 par value, 2,172,851 and 7,727,686 shares at redemption value of $10.86 and $10.29 per share at September 30, 2023 and December 31, 2022, respectively	23,587,121	79,514,266

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Common stock; $0.0001 par value; 100,000,000 shares authorized; 2,283,976 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	228	228
Accumulated deficit	(8,987,606)	(5,939,864)
TOTAL STOCKHOLDERS’ DEFICIT	(8,987,378)	(5,939,636)
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK, AND STOCKHOLDERS’ DEFICIT	$39,963,540	$80,193,219

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
OPERATING EXPENSES
General and administrative	$555,524	$1,062,557	$1,744,482	$1,852,616
Franchise tax	50,000	50,000	150,000	150,000
Loss from operations	605,524	1,112,557	1,894,482	2,002,616

Other income:
Interest income from investments held in Trust Account	507,906	349,006	1,855,102	461,130
Other income	507,906	349,006	1,855,102	461,130

Loss before provision for income taxes	(97,618)	(763,551)	(39,380)	(1,541,486)
(Benefit from) provision for income taxes	261,911	(52,582)	—	(52,582)
Net income (loss)	$164,293	$(816,133)	$(39,380)	$(1,594,068)

Weighted average shares outstanding of common stock - redemption feature	3,598,051	7,727,686	4,849,939	7,716,804
Basic and diluted net income (loss) per share of common stock - redemption feature	$0.03	$(0.08)	$(0.01)	$(0.16)

Weighted average shares outstanding of common stock - no redemption feature	2,283,976	2,227,054	2,283,976	2,013,230
Basic and diluted net income (loss) per share of common stock - no redemption feature	$0.03	$(0.08)	$(0.01)	$(0.16)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Common stock		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	capital	deficit	Deficit
Balance, January 1, 2023	2,283,976	$228	$—	$(5,939,864)	$(5,939,636)
Accretion of redeemable common stock to redemption value	—	—	—	(750,670)	(750,670)
Net loss	—	—	—	(230,201)	(230,201)
Balance, March 31, 2023	2,283,976	228	—	(6,920,735)	(6,920,507)
Accretion of redeemable common stock to redemption value	—	—	—	(722,985)	(722,985)
Net income	—	—	—	26,528	26,528
Balance, June 30, 2023	2,283,976	228	—	(7,617,192)	(7,616,964)
Accretion of redeemable common stock to redemption value	—	—	—	(951,187)	(951,187)
Excise tax on redemption of Class A common stock				(583,520)	(583,520)
Net income	—	—	—	164,293	164,293
Balance, September 30, 2023	2,283,976	$228	$—	$(8,987,606)	$(8,987,378)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Common stock		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	capital	deficit	Deficit
Balance, January 1, 2022	2,503,750	$250	$—	$(1,232,073)	$(1,231,823)
Sale of private placement units to the sponsor	4,554	—	45,540	—	45,540
Proceeds from the exercise of over-allotment option allocated to public rights (net of offering costs)	—	—	73,142	—	73,142
Forfeiture of shares by Sponsor to the extent the over-allotment option was not exercised in full	(224,328)	(22)	22	—	—
Accretion for redeemable common stock to redemption value	—	—	(118,704)	(79,666)	(198,370)
Net loss	—	—	—	(569,282)	(569,282)
Balance, March 31, 2022	2,283,976	228	—	(1,881,021)	(1,880,793)
Net loss	—	—	—	(208,653)	(208,653)
Balance, June 30, 2022	2,283,976	228	—	(2,089,674)	(2,089,446)
Accretion of redeemable common stock to redemption value	—	—	—	(983,176)	(983,176)
Net loss	—	—	—	(816,133)	(816,133)
Balance, September 30, 2022	2,283,976	$228	$—	$(3,888,983)	$(3,888,755)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(39,380)	$(1,594,068)
Adjustments to reconcile net loss to net cash used in operating activities:
Income on investments held in Trust Account	(1,855,102)	(461,133)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(17,121)	320,216
Due to affiliates	58,000	119,490
Accounts payable	973,107	727,668
Franchise tax payable	172,771	70,642
Income taxes payable	7,489	52,582
Net cash used in operating activities	(700,236)	(764,603)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash deposited to Trust Account	(750,000)	(3,049,628)
Notes receivable - related party	(124,166)	—
Repayment of notes receivable - related party	124,166	—
Cash withdrawn from Trust Account in connection with redemption	42,636,600	—
Net cash provided by (used in) investing activities	41,886,600	(3,049,628)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of over-allotment option	—	2,276,860
Proceeds from sale of private units to sponsor	—	45,540
Payment of offering costs	—	(45,538)
Redemption of common stock - due to stockholders	(42,636,600)	—
Proceeds from convertible promissory notes and working capital loans - related party	1,234,934	772,769
Net cash (used in) provided by financing activities	(41,401,666)	3,049,631

NET CHANGE IN CASH AND RESTRICTED CASH	(215,302)	(764,600)
CASH AND RESTRICTED CASH, BEGINNING OF PERIOD	523,063	1,200,956
CASH AND RESTRICTED CASH, END OF PERIOD	$307,761	$436,356

CASH AND RESTRICTED CASH, END OF PERIOD
Cash	$94,579	$436,356
Restricted cash	213,182	—
CASH AND RESTRICTED CASH, END OF PERIOD	$307,761	$436,356

Supplemental disclosure on noncash activities:
Deferred underwriting commission payable	$—	$79,690
Accretion for redeemable common stock to redemption value	$2,424,842	$—
Excise tax on redemption of Class A common stock	$583,520	$—
Due to shareholders for redemption of Common Stock	$15,715,387	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

SEPTEMBER 30, 2023

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

The Company has one subsidiary, WTMA Merger Subsidiary Corp., a direct wholly owned subsidiary of the Company incorporated in the state of Delaware on October 19, 2022. As of September 30, 2023 the subsidiary had no activity.

As of September 30, 2023, the Company had not commenced any operations. All activity through September 30, 2023, relates to the Company’s formation and Initial Public Offering (“IPO”), which is described below and, since the offering, the search for a prospective Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income earned on investments from the proceeds derived from the IPO. The registration statement for the Company’s IPO was declared effective on December 27, 2021. On December 30, 2021, the Company consummated the IPO of 7,500,000 units (“Units”), each Unit containing one share of common stock (the “Public Shares”) and one right to receive 1/10 of one share of common stock upon the consummation of the Business Combination (the “Public Rights”), at $10.00 per Unit generating gross proceeds of $75,000,000, which is discussed in Note 3. The Company has selected December 31 as its fiscal year end.

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

Upon the closing of the over-allotment on January 14, 2022, the Company consummated a private sale of an additional 4,554 Private Placement Units at a price of $10.00 per Private Placement Unit, generating gross proceeds of $45,540. As of January 14, 2022, a total of $77,276,860 of the net proceeds from the IPO (including the Over-allotment Units) and the sale of Private Placement Units has been placed in the Trust Account (defined below). As the over-allotment option was only partially exercised, 224,328 shares of common stock purchased by the Initial Stockholders (as defined below) have been forfeited for no consideration.

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

Following the closing of the IPO, $75,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the Private Placement Units was placed in a trust account (“Trust Account”). The amounts placed in the Trust Account will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account, as described below. On November 8, 2023, to mitigate the risk of the Company being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act), the Company liquidated the U.S. government treasury obligations held in the Trust Account and placed all funds in the Trust Account in an interest-bearing deposit account (Note 9).

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

Notwithstanding the foregoing, the Certificate of Incorporation provides that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 20.0% or more of the Public Shares sold in the IPO, without the prior consent of the Company.

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

The period of time for the Company to complete a business combination under its amended and restated certificate of incorporation has been extended for a period of 3 months from September 30, 2022 to December 30, 2022 upon the deposit of $772,769 into the Trust Account on September 27, 2022 in accordance with the Company’s amended and restated certificate of incorporation. Subsequently, the period of time for the Company to complete a business combination under its amended and restated certificate of incorporation has been extended for a period of 3 months from December 30, 2022 to March 30, 2023 upon the deposit of $772,769 into the Trust Account on December 23, 2022.

On March 24, 2023, the Company held a special meeting of its stockholders. In connection with the votes to approve the March Extensions (defined below), the stockholders approved the proposal to amend the Company’s charter by allowing the Company to extend (the “Extension”) the date by which it has to consummate a business combination (the “Combination Period”) for up to an additional six months, from March 30, 2023 to up to September 30, 2023, by depositing into the trust account (the “trust account”) $125,000 for each additional one month extension (the “Extension Payment”) in exchange for a non-interest bearing, unsecured promissory note, convertible at the option of the holder, in full or in part, into units at a price of $10.00 per unit, which units will be identical to the private placement units issued in connection with the initial public offering of the Company’s units and repayable upon closing of a business combination (the “Extension Note”).

The Company and Continental Stock Transfer & Trust Company entered into an amendment to the Investment Management Trust Agreement, dated March 24, 2023, by and between Continental Stock Transfer & Trust Company and the Company allowing the Company to extend the Combination Period for up to an additional six months, from March 30, 2023 to up to September 30, 2023 (the “March Extensions”), by depositing into the trust account the Extension Payment each additional one month extension in exchange for an Extension Note.

The period of time for the Company to complete a business combination under its amended and restated certificate of incorporation has been further extended for a period of six (6) months from March 30, 2023 to September 30, 2023 upon the deposit of $125,000 into the Trust Account on March 28, 2023, April 27, 2023, May 26, 2023, June 29, 2023, August 1, 2023 and August 29, 2023 (Note 9) in accordance with the Company’s amended and restated certificate of incorporation.

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

On April 10, 2023, $42,636,600 was disbursed to Holders of shares exercising their right to redeem at the special meeting of the Company’s stockholders held on March 24, 2023 in connection with the vote to approve the March Extensions.

On September 11, 2023, the Company issued a press release to announce that it had entered into a non-binding letter of intent with a target in the critical materials space (the “Target”) for a potential business combination. There can be no assurance that a definitive agreement will be entered into or that the proposed transaction will be consummated.

On September 29, 2023, the Company held a special meeting of its stockholders. The stockholders approved the proposal to amend (the “Charter Amendment”) the Company’s charter by allowing the Company to extend the Combination Period with a target for up to an additional nine months, from September 30, 2023, to up to June 30, 2024 and proposal to amend the Trust Agreement, allowing the Company to extend the Combination Period for up to an additional nine months, from September 30, 2023, to up to June 30, 2024 (the “Trust Amendment” and together with the Charter Amendment, the “September Extensions”), for no contribution to the trust account. In connection with the votes to approve the September Extensions, the holders of 1,456,871 shares of common stock of the Company properly exercised and did not reverse, their right to redeem their shares for cash at a redemption price of $10.79 per share, for an aggregate redemption amount of $15.7 million, leaving approximately $23.4 million in the trust account after the withdrawal of interest to be paid for taxes. As of September 30, 2023, the amounts due to Holders exercising their right to redeem is presented as Due to stockholders for redemption of Common Stock in the accompanying condensed consolidated balance sheets. The amount due to the redeeming stockholders was subsequently disbursed on October 12, 2023 (Note 9).

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

Risks and Uncertainties

Our results of operations and our ability to complete an initial Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in Ukraine and the Middle East. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial Business Combination.

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

On March 24, 2023 and September 29, 2023, the Company’s stockholders redeemed 4,097,964 and 1,456,871 Common shares for a total of $42,636,600 and $15,715,837, respectively. The Company evaluated the classification and accounting of the stock redemption under ASC 450, “Contingencies”. ASC 450 states that when a loss contingency exists the likelihood that the future event(s) will confirm the loss or impairment of an asset or the incurrence of a liability can range from probable to remote. A contingent liability must be reviewed at each reporting period to determine appropriate treatment. The excise tax is determined at year end based on events that occurred during the year. The excise tax is representative of a contingent liability that is probable of occurring due to the extension to June 30, 2024, past the end of the Company’s current year reporting period. The Company would be required to record a liability in the amount of the excise tax liability which would be calculated as 1% of the shares redeemed during the reporting period. This position would be reviewed at the end of each reporting period for any change in fact. If the SPAC were to completely liquidates and dissolves (within the meaning of § 1.331-1(d)(1)(ii)) during a taxable year (that is, has a final distribution in complete liquidation to which § 331 applies during that taxable year), no distribution by that covered corporation or covered surrogate foreign corporation during that taxable year is a repurchase.

As such the Company has recorded a 1% excise tax liability in the amount of $583,520 on the Company’s condensed balance sheets as of September 30, 2023. The liability does not impact the Company’s condensed statements of operations and is offset against additional paid-in capital or accumulated deficit if additional paid-in capital is not available. This excise tax liability can be offset by future share issuances within the same fiscal year which will be evaluated and adjusted in the period in which the issuances occur. Should the Company liquidate prior to December 31, 2023, the excise tax liability will not be due.

Going Concern, Liquidity and Capital Resources

As of September 30, 2023, the Company had operating cash of $94,579, restricted cash of $213,182 (excess permitted withdrawal), and a working capital deficit of $6,807,020. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company has no revenue, and its business plan is dependent on the completion of a Business Combination within the Combination Period. If the Company is unable to compete a Business Combination within the Combination Period, it must liquidate. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within a reasonable period of time, which is considered to be one year from the issuance date of the unaudited condensed consolidated financial statements.

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

As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management determined that the liquidity condition and date for mandatory liquidation and dissolution raise substantial doubt about the Company’s ability to continue as a going concern through August 30, 2023, the scheduled liquidation date of the Company if it does not complete a Business Combination prior to such date. Management may raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties to meet the Company’s working capital needs and to complete a Business Combination before the mandatory liquidation date. The Company may not be able to obtain additional financing. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. The Company intends to complete a Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any Business Combination by June 30, 2024. These condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that might result from its inability to consummate a Business Combination or its inability to continue as a going concern.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in unaudited condensed consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, as filed with the SEC on February 21, 2023. The interim results for the three and nine months ended September 30, 2023 presented are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2023 and December 31, 2022.

Restricted Cash

As of September 30, 2023, the Company had withdrawn $42,636,600 from Trust Account in connection with redemption. As of December 31, 2022, the Company had withdrawn $298,414 from the trust account for the purpose of paying the Company’s franchise and income taxes. In the fourth quarter of 2022, the Company partially used the amount to pay $85,232 of franchise taxes. The balance of $213,182 was recorded by the Company as an excess permitted withdrawal from the Company’s trust account and as restricted cash, to be utilized to pay outstanding franchise and income taxes. In connection with the issuance of the Extension Note on July 30, 2023, the Company’s independent directors were informed that certain amounts of restricted cash had been used to make payments to vendors for services provided to the Company, and were advanced to the Sponsor in order for the Sponsor to have sufficient liquidity to fund the Extension Note previously announced by the Company on the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 30, 2023, resulting in an aggregate restricted cash deficiency of $142,851 as of June 30, 2023. As of August 1, 2023, the proceeds of the Working Capital Note dated July 30, 2023, which have been funded by the Sponsor, were sufficient to replenish the Company’s restricted cash level to $213,182. As of September 30, 2023 and December 31, 2022, there is a restricted cash balance of $213,182, which will be utilized to pay the outstanding franchise and income taxes.

Investments Held in Trust Account

At September 30, 2023 and December 31, 2022, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest income from investments held in Trust Account in the accompanying consolidated statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit. As of September 30, 2023, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying condensed consolidated balance sheets, primarily due to their short-term nature.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed consolidated financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2023 and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it.

The Company’s effective tax rate was (268.30)% and 6.89% for the three months ended September 30, 2023 and 2022, respectively, 0% and 3.41% for the nine months ended September 30, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2023 and 2022, primarily due to the valuation allowance on the deferred tax assets and merger and acquisition costs treated as permanent differences.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Public Shares sold in the IPO feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. On March 24, 2023, in connection with the votes to approve the March Extensions, the holders of 4,097,964 shares of common stock of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.40 per share, for an aggregate redemption amount of approximately $42.6 million, leaving approximately $37.8 million in the trust account, based on the approximately $80.4 million held in the trust account as of March 22, 2023.

On April 10, 2023, $42,636,600 was disbursed to Holders of shares exercising their right to redeem at the special meeting of the Company’s stockholders held on March 24, 2023 in connection with the vote to approve the March Extensions.

On September 29, 2023, in connection with the votes to approve the September Extensions, the holders of 1,456,871 shares of common stock of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.79 per share, for an aggregate redemption amount of $15.7 million, leaving $23.4 million in the trust account, based on the approximately $39.6 million held in the trust account as of September 27, 2023 after the withdrawal of interest to be paid for taxes.

Accordingly, 2,172,851 and 7,727,686 shares of common stock subject to possible redemption on September 30, 2023 and December 31, 2022, respectively, is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed consolidated balance sheets.

Immediately upon the closing of the IPO, the Company recognized the accretion from the initial book value to redemption amount value. This method would view the end of the reporting period as if it were also the redemption date for the security. The change in the carrying value of redeemable shares of common stock resulted in charges against additional paid-in capital and accumulated deficit.

The shares of common stock reflected on the condensed consolidated balance sheets are reconciled on the following table:

	September 30, 2023	December 31, 2022
Gross proceeds	$79,514,266	$77,276,860
Less:
Fair value of Public Rights at issuance	—	(2,627,413)
Public shares issuance costs	—	(4,626,437)
Redemptions	(58,351,987)	—
Plus:
Accretion of carrying value to redemption value	2,424,842	9,491,256
Redeemable ordinary shares subject to possible redemption	$23,587,121	$79,514,266

Net Income (Loss) per Common Share

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

Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive income (loss) per share excludes all potential common shares if their effect is anti-dilutive. The Company has excluded the Rights from the calculation of diluted income (loss) per share because the Rights are contingent upon the occurrence of future events and any impact would be anti-dilutive. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and nine months ended September 30, 2023 and 2022. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per common share.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2023		2022		2023		2022
	Redeemable	Non- redeemable	Redeemable	Non- redeemable	Redeemable	Non- redeemable	Redeemable	Non- redeemable
Basic and diluted net income (loss) per common share
Numerator:
Allocation of net income (loss)	$100,498	$63,795	$(633,549)	$(182,584)	$(26,772)	$(12,608)	$(1,264,241)	$(329,827)
Denominator:
Basic and diluted weighted average shares outstanding	3,598,051	2,283,976	7,727,686	2,227,054	4,849,939	2,283,976	7,716,804	2,013,230

Basic and diluted net income (loss) per common share	$0.03	$0.03	$(0.08)	$(0.08)	$(0.01)	$(0.01)	$(0.16)	$(0.16)

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2023.

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

On March 24, 2023, in connection with the votes to approve the March Extensions, the holders of 4,097,964 shares of common stock of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.40 per share, for an aggregate redemption amount of approximately $42.6 million, leaving approximately $37.8 million in the trust account, based on the approximately $80.4 million held in the trust account, as of March 22, 2023.

On September 29, 2023, in connection with the votes to approve the September Extensions, the holders of 1,456,871 shares of common stock of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.79 per share, for an aggregate redemption amount of $15.7 million, leaving $23.4 million in the trust account, based on the approximately $39.6 million held in the trust account as of September 27, 2023 after the withdrawal of interest to be paid for taxes.

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

Promissory Note – Related Party

On June 25, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the IPO pursuant to a promissory note (the “Note”). This loan was non-interest bearing and was payable at the consummation of the IPO. As of September 30, 2023 and December 31, 2022, the outstanding balance on the Note had been repaid in full, and borrowings under the promissory note are no longer available.

Due to Affiliates

On December 31, 2021, the Sponsor funded $79,673 in excess of $3,475,000 aggregate purchase price of the Private Placement Units. On January 14, 2022, the Sponsor funded $179,463 in excess of the $45,540 aggregate purchase price of the Private Placement Units sold in conjunction with the exercise of the over-allotment option (for an aggregate of $259,136 in excess purchase price). As of September 30, 2023 and December 31, 2022, there were outstanding of $263,663 and $205,663, which will be repaid from Company’s operating account as soon as practicable, respectively.

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

On July 30, 2023, the Company issued a promissory note (the “Working Capital Note 1”) in the principal amount of $84,000 to the Sponsor in exchange for cash.

On August 30, 2023, the Company issued a promissory note (the “Working Capital Note 2”) in the principal amount of $378,000 to the Sponsor in exchange for cash.

On September 28, 2023, the Company issued a promissory note (the “Working Capital Note 3” and together with Working Capital Note 1 and Working Capital Note 2, the “Working Capital Notes”) in the principal amount of $22,000 to the Sponsor in exchange for cash.

The Working Capital Notes are a non-interest bearing, unsecured promissory notes that will not be repaid in the event that the Company is unable to close an initial business combination unless there are funds available outside the trust account to do so. Such Working Capital Notes would either be paid upon consummation of the Initial Business Combination out of the proceeds of the Trust Account released to the Company or, at the Sponsor’s discretion, converted, in full or in part, upon consummation of the Initial Business Combination into additional private units at a price of $10.00 per unit. Additional Working Capital Notes may be funded at the discretion of the Sponsor, in total amounts for the Working Capital Notes series not to exceed $1.5 million.

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

As of September 30, 2023 and December 31, 2022, there were $484,100 and $0, respectively, outstanding under the Working Capital Notes.

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

On March 30, 2023, April 30, 2023, May 30, 2023, June 30, 2023, July 30, 2023 and August 30, 2023, the Company issued six promissory notes to the Sponsor in connection with the Extension (Note 1) in the principal amount of $125,000 for each note. The Promissory Notes bear no interest and shall be payable upon the earlier to occur of (i) upon consummation of the Company’s initial business combination out of the proceeds of the Trust Account released to the Company’s or (ii) at the Sponsor’s discretion, converted, in full or in part, upon consummation of the Company’s business combination into additional private units at a price of $10.00 per unit (the “Conversion”).

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

As of September 30, 2023 and December 31, 2022, there were $2,296,371 and $1,545,537, respectively, outstanding under the Promissory Notes.

Notes Receivable – Related Party

On May 25, 2023, the Sponsor issued a promissory note in the principal amount of $125,000 to the Company. The Promissory Note bears no interest, non-convertible and shall be payable on August 25, 2023 (or within 3 months since date of Date of Note) or earlier at the Company’s discretion. The Sponsor has drawn amount of $124,166 on May 26, 2023 and repaid a $25,000 on June 27, 2023 and $99,166 on July 3, 2023.

As of September 30, 2023 there was no outstanding under the Promissory Note. The foregoing summary of the promissory note is qualified in its entirety by the text of the promissory note, a copy of which is attached as Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on August 1, 2023 and incorporated by reference herein.

Support Services

Commencing on December 27, 2021, the Company entered into an agreement to pay the Sponsor $10,000 per month for the use of office space and administrative support services. For the three and nine months ended September 30, 2023, $30,000 and $90,000 has been expensed related to the agreement, respectively. For the three and nine months ended September 30, 2022, $30,000 and $90,000 has been expensed related to the agreement, respectively.

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

Non-redemption Agreement

On September 27, 2023 and September 29, 2023, the Sponsor entered into Non-Redemption Agreements with various stockholders of the Company pursuant to which these stockholders committed not to redeem their redeemable shares in connection with the special meeting held on September 29, 2023, but still retained their right to redeem in connection with the closing of the Business Combination. The commitment to not redeem was accepted by holders of 2,432,185 shares of redeemable common stock. In consideration of this agreement, the Sponsor agreed to cause the surviving entity (“MergeCo”) of any future WTMA initial business combination to issue to such shareholders a certain number of additional ordinary or common shares of MergeCo immediately following the consummation of an initial business combination, if they continue to hold such Non-Redeemed Shares through the special stockholder meeting.

Advisory Agreement

On September 8, 2023 the Company engaged J.V.B. Financial Group, LLC, acting through its Cohen & Company Capital Markets division (“CCM”) to provide various advisory services related to extension and closing a transaction. The Company shall make a payment to CCM if the following conditions are met (i) the Extension is approved, (ii) the Extension is for at least six months, (iii) a minimum of $25,000,000 remains in the Trust Account immediately following the Extension and (iv) no more than 500,000 shares of the Company were transferred to non-affiliate holders of the Company’s founder shares or Target’s equity in connection with the Extension. CCM shall receive 100,000 common shares or equivalent equity of the publicly listed post-business combination company (the “Post-Closing Company”) (the “Fee Shares”), which Fee Shares shall be issued at the closing of the Business Combination in book entry form in the name of and delivered to CCM (or its designee). The Fee Shares, if issued, shall be duly authorized, validly issued, fully paid and non-assessable and shall be registered for resale under the Act, or otherwise freely tradeable, as of the delivery of the fee shares.

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

Common stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. As of September 30, 2023 and December 31, 2022, there were 2,283,976 shares of common stock outstanding excluding 2,172,851 and 7,727,686 shares of common stock subject to possible redemption, respectively.

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

At September 30, 2023 and December 31, 2022, the assets held in the Trust Account were held in treasury funds. All of the Company’s investments held in the Trust Account are classified as trading securities. Through September 30, 2023, the Company withdrew $42,636,600 in connection with redemption of common stock, which includes $837,367 of the interest earned on the Trust Account distributed to the stockholders, and $298,414 of the interest earned on the Trust Account to pay franchise and income taxes of which $213,182 is reported as restricted cash on the accompanying condensed consolidated balance sheets.

On October 12, 2023, $15,715,387 in connection with redemption of common stock, which includes $554,273 of the interest earned on the Trust Account distributed to the stockholders (Note 9).

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at September 30, 2023 (unaudited) and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

September 30, 2023

	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and U.S. Treasury Securities	$39,613,658	—	—

December 31, 2022

	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and U.S. Treasury Securities	$79,645,156	—	—

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

On October 9, 2023, the Company received a letter (the “Notice”) from the Nasdaq Listing Qualifications department of Nasdaq Stock Market LLC (“Nasdaq”) stating that the Company no longer complies with the requirements of Nasdaq Listing Rule 5450(a)(2) (the “Rule”) for continued listing on Nasdaq. Under the Rule, the Company is required to maintain at least 400 total holders (the “Total Holder Requirement”). The Notice indicates that the Company has 45 calendar days (the “Deadline”) to submit a plan (the “Compliance Plan”) to regain compliance with the Rule. If Nasdaq accepts the Compliance Plan, Nasdaq can grant the Company an extension of up to 180 calendar days from the date of the Notice to evidence compliance. On November 12, 2023 the Company received an extension to regain compliance with the Rule on or before April 8, 2024. The Company intends to regain compliance with the Total Holder Requirement prior to April 8, 2024.

On October 12, 2023, $15,715,387 was disbursed to Holders of shares exercising their right to redeem at the special meeting of the Company’s stockholders held on September 29, 2023 in connection with the vote to approve the September Extensions.

On October 16, 2023, the board of directors (the “Board”) of the Company appointed Mr. Andrew Switaj and Mr. Dominik Michael Oggenfuss (each, a “New Director”) as directors of the Company (the “Appointment”), effective immediately.

In connection with the Appointment, the Board authorized the Company to enter into indemnity agreements with each New Director (the “Indemnity Agreements”). The Company and each New Director consented to and executed the Indemnity Agreements on October 16, 2023.

On November 8, 2023, to mitigate the risk of the Company being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act), the Company liquidated the U.S. government treasury obligations held in the Trust Account and placed all funds in the Trust Account in an interest-bearing deposit account.

On November 10, 2023, the Company issued a promissory note (the “Working Capital Note 4”) in the principal amount of $50,000 to the Sponsor in exchange for cash for an aggregate total Working Capital Loan of $534,000 as of the date hereof.

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

Recent Developments

On March 24, 2023, in connection with the votes to approve the March Extensions, the holders of 4,097,964 shares of common stock of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.40 per share, for an aggregate redemption amount of approximately $42.6 million, leaving approximately $37.8 million in the trust account, based on the approximately $80.4 million held in the trust account, as of March 22, 2023.

The Company and Continental Stock Transfer & Trust Company entered into an amendment to the Investment Management Trust Agreement, dated March 24, 2023, by and between Continental Stock Transfer & Trust Company and the Company allowing the Company to extend the Combination Period for up to an additional six months, from March 30, 2023 to up to September 30, 2023, by depositing into the trust account the Extension Payment each additional one month extension in exchange for an Extension Note.

The period of time for the Company to complete a business combination under its amended and restated certificate of incorporation has been further extended for a period of six (6) months from March 30, 2023 to August 30, 2023 upon the deposit of $125,000 into the Trust Account on March 28, 2023, April 27, 2023, May 26, 2023, June 29, 2023, August 1, 2023 and August 29, 2023 in accordance with the Company’s amended and restated certificate of incorporation.

On September 29, 2023, in connection with the votes to approve the September Extensions, the holders of 1,456,871 shares of common stock of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.79 per share, for an aggregate redemption amount of $15.7 million, leaving $23.4 million in the trust account, based on the approximately $39.6 million held in the trust account as of September 27, 2023 after the withdrawal of interest to be paid for taxes.

The Company and Continental Stock Transfer & Trust Company entered into an amendment to the Investment Management Trust Agreement, dated September 29, 2023, by and between Continental Stock Transfer & Trust Company and the Company (the “Trust Agreement”) allowing the Company to extend the Combination Period for up to an additional nine months, from September 30, 2023 to up to June 30, 2024 (the “Trust Amendment”), for no contribution to the trust account.

The period of time for the Company to complete a business combination under its amended and restated certificate of incorporation has been further extended for a period of nine (9) months from September 30, 2023 to June 30, 2024.

On October 9, 2023, the Company received a letter (the “Notice”) from the Nasdaq Listing Qualifications department of Nasdaq Stock Market LLC (“Nasdaq”) stating that the Company no longer complies with the requirements of Nasdaq Listing Rule 5450(a)(2) (the “Rule”) for continued listing on Nasdaq. Under the Rule, the Company is required to maintain at least 400 total holders (the “Total Holder Requirement”). On November 12, 2023 the Company received an extension to regain compliance with the Rule on or before April 8, 2024.

On October 16, 2023, the board of directors (the “Board”) of the Company appointed Mr. Andrew Switaj and Mr. Dominik Michael Oggenfuss (each, a “New Director”) as directors of the Company (the “Appointment”), effective immediately.

In connection with the Appointment, the Board authorized the Company to enter into indemnity agreements with each New Director (the “Indemnity Agreements”). The Company and each New Director consented to and executed the Indemnity Agreements on October 16, 2023.

On November 10, 2023, the Company issued a promissory note (the “Working Capital Note 4” and together with Working Capital Note 1, Working Capital Note 2 and Working Capital Note 3 (each as defined below), the “Working Capital Notes”) in the principal amount of $50,000 to the Sponsor in exchange for cash for an aggregate total Working Capital Loan of $534,000 as of the date hereof.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the three and nine months ended September 30, 2023 were in connection with the search for a prospective initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We expect to generate non-operating income in the form of interest income from the proceeds of the IPO placed in the Trust Account. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended September 30, 2023, we had a net income of $164,293, which primarily consists of interest and dividend earned on marketable securities held in the Trust Account in total of $507,906 and a benefit from income taxes of $261,911, offset by operating expenses of $555,524 and accrual of Delaware franchise taxes of $50,000.

For the nine months ended September 30, 2023, we had a net loss of $39,380, which primarily consists of operating expenses of $1,744,482 and accrual of Delaware franchise taxes of $150,000, offset by interest and dividend earned on marketable securities held in the Trust Account in total of $ $1,855,102.

For the three months ended September 30, 2022, we had a net loss of $816,133, which primarily consists of operating expenses of $1,062,557, accrual of Delaware franchise taxes of $50,000, and provision for income taxes of $52,582, offset by interest and dividend earned on marketable securities held in the Trust Account in total of $349,006.

For the nine months ended September 30, 2022, we had a net loss of $1,594,068, respectively, which primarily consists of operating expenses of $1,852,616, accrual of Delaware franchise taxes of $150,000, and provision for income taxes of $52,582, offset by interest and dividend earned on marketable securities held in the Trust Account in total of $461,130.

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

Offering costs for the IPO amounted to $4,663,218, consisting of $1,500,000 of underwriting fees, $2,625,000 of deferred underwriting fees payable (which are held in the Trust Account (defined below)) and $538,218 of other costs. The deferred underwriting fee payable of $2,704,690 is contingent upon the consummation of a Business Combination by March 31, 2023, subject to the terms of the underwriting agreement.

For the three months ended September 30, 2023, cash used in operating activities was $700,236. Net cash provided by investing activities was $41,886,600 and net cash used in financing activities was $41,401,666 mainly reflecting the redemptions of common stock – due to stockholders exercising their redemption rights in connection with the Extension and proceeds from convertible promissory notes entered into with the Sponsor.

For the nine months ended September 30, 2022, cash used in operating activities was $764,603. Net cash used in investing activities was $3,049,628 and net cash provided by financing activities was $3,049,631 mainly reflecting the proceeds of our IPO and subsequent deposit into the trust account.

At September 30, 2023, we had cash and marketable securities held in the trust account of $39,613,658. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less income taxes payable), to complete our business combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies. The Company had withdrawn $298,414 from the trust account to pay franchise and income taxes and $42,636,600 to disburse to Holders of shares exercising their right to redeem at the special meeting of the Company’s stockholders held on March 24, 2023 in connection with the vote to approve the March Extensions.

At September 30, 2023, we had operating cash of $94,579 and restricted cash of $213,182 (excess permitted withdrawal) outside of the trust account. We have used and intend to continue to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination. In connection with the issuance of the Extension Note on July 30, 2023, the Company’s independent directors were informed that certain amounts of restricted cash had been used to make payments to vendors for services provided to the Company, and were advanced to the Sponsor in order for the Sponsor to have sufficient liquidity to fund the Extension Note previously announced by the Company on the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 30, 2023, resulting in an aggregate restricted cash deficiency of $142,851 as of June 30, 2023. As of August 1, 2023, the proceeds of the Working Capital Note dated July 30, 2023, which have been funded by the Sponsor, were sufficient to replenish the Company’s restricted cash level to $213,182. As of September 30, 2023 and December 31, 2022, there is outstanding balance of $213,182 which will be utilized to pay the outstanding franchise and income taxes.

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

As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management determined that the liquidity condition and date for mandatory liquidation and dissolution raise substantial doubt about the Company’s ability to continue as a going concern through August 30, 2023, the scheduled liquidation date of the Company if it does not complete a Business Combination prior to such date. Management may raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties to meet the Company’s working capital needs and to complete a Business Combination before the mandatory liquidation date. The Company may not be able to obtain additional financing. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. The Company intends to complete a Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any Business Combination by June 30, 2024. These condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that might result from its inability to consummate a Business Combination or its inability to continue as a going concern.

Related Party Transactions

Promissory Note – Related Party

On June 25, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the IPO pursuant to a promissory note (the “Note”). This loan was non-interest bearing and was payable at the consummation of the IPO. As of September 30, 2023, and December 31, 2022, the outstanding balance on the Note has been repaid in full, and borrowings under the promissory note are no longer available.

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

On March 30, 2023, April 30, 2023, May 30, 2023, June 30, 2023, July 30, 2023 and August 30, 2023, the Company issued six promissory notes to the Sponsor in connection with the Extension (Note 1) in the principal amount of $125,000 for each note. The Promissory Notes bear no interest and shall be payable upon the earlier to occur of (i) upon consummation of the Company’s initial business combination out of the proceeds of the Trust Account released to the Company’s or (ii) at the Sponsor’s discretion, converted, in full or in part, upon consummation of the Company’s business combination into additional private units at a price of $10.00 per unit (the “Conversion”).

On July 30, 2023, the Company issued a promissory note (the “Working Capital Note 1”) in the principal amount of $84,000 to the Sponsor in exchange for cash.

On August 30, 2023, the Company issued a promissory note (the “Working Capital Note 2”) in the principal amount of $378,000 to the Sponsor in exchange for cash.

On September 28, 2023, the Company issued a promissory note (the “Working Capital Note 3”) in the principal amount of $22,000 to the Sponsor in exchange for cash.

The Working Capital Notes are a non-interest bearing, unsecured promissory notes that will not be repaid in the event that the Company is unable to close an initial business combination unless there are funds available outside the trust account to do so. Such Working Capital Notes would either be paid upon consummation of the Initial Business Combination out of the proceeds of the Trust Account released to the Company or, at the Sponsor’s discretion, converted, in full or in part, upon consummation of the Initial Business Combination into additional private units at a price of $10.00 per unit. Additional Working Capital Notes may be funded at the discretion of the Sponsor, in total amounts for the Working Capital Notes series not to exceed $1.5 million.

The promissory notes and Working Capital Notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, convertible into private units of the post-Business Combination entity at a price of $10.00 per unit. The conversion feature was analyzed under ASC 470-20, “Debt with Conversion or Other Options”, the note did not include any premium or discounts. The conversion option did not include elements that would require bifurcation under ASC 815-40, “Derivatives and Hedging.” The convertible note payable and conversion feature does not meet the requirements for classification under ASC 480 and as a result is not required to be accounted for as a liability under ASC 480. In this case, the conversion feature embedded within the convertible promissory note does not require bifurcation and as a result remains embedded within the debt instrument because the convertible promissory note conversion feature does not meet the definition of a derivative as it fails the net settlement requirement. The embedded conversion feature does qualify as equity under ASC 815-40 as the exercise contingency is not based on an observable market or index unrelated to the issuer, the instrument meets the fixed-for-fixed criteria under ASC 815-40-15, meets the requirements for equity classification pursuant to ASC 815-40-25-1 and 25-2 and does not meet the definition of a derivative as it fails the net settlement requirement. Based on this analysis, the scope exception would apply, and the embedded conversion feature would fail to satisfy the third bifurcation condition within ASC 815-15-25-1.

As of September 30, 2023 and December 31, 2022, there were $2,296,371 and $1,545,537, respectively, outstanding under the Promissory Notes.

As of September 30, 2023 and December 31, 2022, there were $484,100 and $0, respectively, outstanding under the Working Capital Notes.

In addition, on May 25, 2023, the Sponsor issued a promissory note in the principal amount of $125,000 to the Company which the Company accounted for as a receivable due from a related party. The Promissory Note bears no interest, non-convertible and shall be payable on August 25, 2023 or earlier at the Company’s discretion. The Sponsor had drawn $124,166 under this note on May 26, 2023 and repaid a $25,000 on June 27, 2023 and $99,166 on July 3, 2023. As of September 30, 2023 there was no outstanding under the Promissory Note, which has subsequently been repaid by the Sponsor.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2023. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

The Company issued six promissory notes in the principal amount of $125,000 to the Sponsor. The Promissory Notes bears no interest and shall be payable upon the earlier to occur of (i) upon consummation of the Company’s initial business combination out of the proceeds of the Trust Account released to the Company’s or (ii) at the Sponsor’s discretion, converted, in full or in part, upon consummation of the Company’s business combination into additional private units at a price of $10.00 per unit.

On July 30, 2023, the Company issued Working Capital Note 1 in the principal amount of $84,000 to the Sponsor in exchange for cash.

On August 30, 2023, the Company issued Working Capital Note 2 in the principal amount of $378,000 to the Sponsor in exchange for cash.

On September 28, 2023, the Company issued Working Capital Note 3 in the principal amount of $22,000 to the Sponsor in exchange for cash.

As of September 30, 2023 and December 31, 2022, there were $2,296,371 and $1,545,537, respectively, outstanding under the Promissory Notes.

As of September 30, 2023 and December 31, 2022, there were $484,100 and $0, respectively, outstanding under the Working Capital Notes.

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

Net Income (Loss) per Share of Common Stock

The Company computes income (loss) per share in accordance with ASC 260-10-45 “Earnings per Share”, which requires presentation of both basic and diluted income (loss) per share on the face of the statement of operations. The Company’s public common shares have a redemption right, which differ from the common shares that the sponsors hold. Accordingly, the Company has effectively two classes of shares, which are referred to as public common shares and Founder Shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture by the Sponsor. At September 30, 2023, the Company did not have any dilutive securities and/or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

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

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

As a smaller reporting company, we are not required to include risk factors in this Quarterly Report on Form 10-Q.  As a smaller reporting company, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	We are a blank check company with no revenue or basis to evaluate our ability to select a suitable business target;

●	We may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;

●	Our expectations around the performance of a prospective target business or businesses may not be realized;

●	We may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

●	Our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;

●	We may not be able to obtain additional financing to complete our initial business combination or reduce the number of shareholders requesting redemption;

●	We may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;

●	You may not be given the opportunity to choose the initial business target or to vote on the initial business combination;

●	Trust account funds may not be protected against third party claims or bankruptcy;

●	An active market for our public securities’ may not develop and you will have limited liquidity and trading;

●	The availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination;

●	Our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management;

●	There may be more competition to find an attractive target for an initial business combination, which could increase the costs associated with completing our initial business combination and may result in our inability to find a suitable target;

●	Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination;

●	We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability;

●	We may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after the initial public offering, which may include acting as a financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred underwriting commissions that will be released from the trust account only upon a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after the initial public offering, including, for example, in connection with the sourcing and consummation of an initial business combination;

●	We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all;

●	Since our initial stockholders will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may acquire during or after our initial public offering), and because our sponsor, officers and directors may profit substantially even under circumstances in which our public stockholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination;

●	Changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations;

●	If the funds held outside of our trust account are insufficient to allow us to operate until at least June 30, 2024 (or such date as extended by our charter), our ability to fund our search for a target business or businesses or complete an initial business combination may be adversely affected;

●	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern, since we will cease all operations except for the purpose of liquidating if we are unable to complete an initial business combination by June 30, 2024 (or such date as extended by our charter);

●	The value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our common stock at such time is substantially less than $10.00 per share;

●	Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our rights will expire worthless; and

●	Our ability to identify a target and to consummate an initial business combination may be adversely affected by economic uncertainty and volatility in the financial markets, including as a result of the military conflict in Ukraine.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not Applicable.

ITEM 6. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as exhibits to this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Welsbach Technology Metals Acquisitions Corp., dated September 29, 2023 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed with the SEC on October 3, 2023).
10.1	Form of Extension Note issued by the Registrant to Welsbach Acquisition Holdings LLC (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 10-K filed with the SEC on February 21, 2023)
10.2	Amendment to the Investment Management Trust Agreement, by and between Welsbach Technology Metals Acquisitions Corp. and Continental Stock Transfer & Trust Company, dated September 29, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on October 3, 2023).
10.3	Form of Non-Redemption Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed with the Securities and Exchange Commission on September 26, 2023).
10.4	Form of Working Capital Note issued to Welsbach Acquisition Holdings LLC, (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on August 1, 2023).
10.5	Sponsor / Company Promissory Note dated as of May 25, 2023 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed with the SEC on August 1, 2023).
10.6	Backstop Agreement dated as of May 3, 2023 (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed with the SEC on August 1, 2023).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

Date: November 20, 2023	By:	/s/ Daniel Mamadou
	Name:	Daniel Mamadou
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 20, 2023	By:	/s/ John Stanfield
	Name:	John Stanfield
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)