Form 10-K
period 2023-12-31
Welsbach Technology Metals Acquisition Corp.
filed 2024-04-16
CIK 1866226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

As of September 29, 2023, the last business day of the registrant’s most recently completed third fiscal quarter, the aggregate market value of the registrant’s public shares, other than shares held by persons who may be deemed affiliates of the registrants was approximately $23,140,863. The closing price of the common stock on September 29, 2023 as reported on the Nasdaq Global Market was $10.65 per share.

As of April 16, 2024 there were 4,456,827 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

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

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“ASC 480” are to the Financial Accounting Standards Board Accounting Standards Codification Topic 480 “Distinguishing Liabilities from Equity;”

●	“ASC” are to Accounting Standards Codification;

●	“board of directors” or “board” are to the board of directors of the Company;

●	“Business Combination” are to the Merger together with the other agreements and transactions in connection with Merger Agreement;

●	“Certifying Officers” to WTMA’s Chief Executive Officer and Chief Financial Officer;

●	“Chardan” or the “Representative” are to Chardan Capital Markets, LLC, the representative of the underwriters;

●	“common stock” are to shares of common stock, par value $0.0001 per share;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account (as defined

●	“DGCL” are to the Delaware General Corporation Law;

●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

●	“Eighth Promissory Note” are to the promissory note issued by the Company on August 30, 2023 in the principal amount of $125,000 to the Sponsor in connection with the Extension and together with the First, Second, Third, Fourth, Fifth, Sixth, and Seventh Promissory Note, the “Promissory Notes”.

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“Extension” are to the extended time period of time for the Company to complete a business combination under its amended and restated certificate of incorporation;

●	“Fifth Promissory Note” are to the promissory note issued by the Company on May 30, 2023 in the principal amount of $125,000 to the Sponsor in connection with the Extension and together with the First, Second, Third, and Fourth Promissory Note, the “Promissory Notes”.

●	“First Promissory Note” are to the promissory note issued by the Company on September 30, 2022 in the principal amount of $772,769 to the Sponsor in connection with the Extension;

●	“Fourth Promissory Note” are to the promissory note issued by the Company on April 30, 2023 in the principal amount of $125,000 to the Sponsor in connection with the Extension and together with the First, Second, and Third Promissory Note, the “Promissory Notes”.“Founder Shares” or “founder shares” are to the 1,931,922 shares of common stock held or controlled by our insiders (as defined below);

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“Holders” are to the Sponsor and certain other investors party to the Business Combination, who will enter into the Registration Right Agreements;

●	“IASB” are to the International Accounting Standards Board;

●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

●	“initial business combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;

●	“initial public offering” are to the initial public offering that was consummated by the Company on December 30, 2021;

●	“Initial Stockholders” or “initial stockholders” are to the Company’s Sponsor, officers and directors and other holders of Founders Shares;

●	“insiders” are to our officers, directors, sponsor and any other holder of our founder shares;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“management” or our “management team” are to our officers and directors;

●	“March Extensions” are to the extended time period of an additional six months from March 30, 2023 to September 30, 2023 for the Company to complete a business combination under its amended and restated certificate of incorporation;

●	“Merger Agreement” are to the Agreement and Plan of Merger by and among WTMA, Merger Sub and WaveTech dated as of October 31, 2022 attached hereto as Annex A;

●	“Merger Sub” are to WTMA Merger Subsidiary Corp., a Delaware corporation;

●	“Nasdaq” are to the Nasdaq Stock Market;

●	“Over-allotment” or “over-allotment” are to the partial exercise of the option on January 14, 2022 by the underwriters;

●	“Over-allotment Units” or “over-allotment units” are to the 227,686 additional Units purchased by the underwriters pursuant to the partial exercise of the option on January 14, 2022;

●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

●	“private rights” are to the rights included within the private units purchased by our sponsor in the private placement and any rights included within private units issued upon conversion of working capital loans as described herein;

●	“private shares” are to the shares of common stock included within the private units purchased by our sponsor in the private placement and any additional shares of common stock included within private units issued upon conversion of working capital loans as described herein;

●	“Private Placement Units” or “private placement units” are to the Units that were sold in private placements simultaneously with the closing of the IPO;

●	“private placement” are to a private placement of our units consummated in connection with our initial public offering;

●	“private units” are to the 352,054 units we sold privately to Welsbach Acquisition Holdings LLC, our sponsor, in connection with our initial public offering;

●	“public shares” are to shares of common stock which were sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market) and references to “public stockholders” are to the holders of our public shares, including our insiders to the extent our insiders purchase public shares, provided that their status as “public stockholders” exists only with respect to such public shares;

●	“Redemption Rights” are to the rights of the public stockholders to demand redemption of their public stock for cash.

●	“Registration Statement” are to the Form S-1 filed with the SEC December 21, 2021 (File No. 333-261467), as amended;

●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2022;

●	“rights” or “public rights” are to the rights which were sold as part of the units in our initial public offering;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“Second Promissory Note” are to the promissory note issued by the Company on December 30, 2022 in the principal amount of $772,769 to the Sponsor in connection with the Extension and together with the First Promissory Note, the “Promissory Notes”.

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“Seventh Promissory Note” are to the promissory note issued by the Company on July 30, 2023 in the principal amount of $125,000 to the Sponsor in connection with the Extension and together with the First, Second, Third, Fourth, Fifth, and Sixth Promissory Note, the “Promissory Notes”.

●	“Sixth Promissory Note” are to the promissory note issued by the Company on June 30, 2023 in the principal amount of $125,000 to the Sponsor in connection with the Extension and together with the First, Second, Third, Fourth, and Fifth Promissory Note, the “Promissory Notes”.

●	“Special Meeting” are to the special meeting of the WTMA stockholders in lieu of its 2023 annual meeting;

●	“Sponsor Persons” are to Daniel Mamadou, Christopher Clower, John Stanfield, Dr. Ralph Welpe, Emily King, Matthew Mrozinski and Sergey Marchenko;

●	“Sponsor Support and Lock-up Agreement” are to that certain Support and Lock-up Agreement, dated October 31, 2022, by and among the Sponsor, the Sponsor Persons, WTMA and WaveTech;

●	“sponsor” are to Welsbach Acquisition Holdings LLC;

●	“Sponsors” or “sponsors” are to the Sponsor and the persons set forth in the Sponsor Support and Lock-up Agreement;

●	“Subject Stockholder Shares” are to any shares of Company common stock owned by Company Stockholders immediately after the Closing;

●	“Subject Sponsor Shares” are to any shares of Company common stock owned by one of the Sponsors immediately after the Closing;

●	“Talaxis” are to Talaxis Group, the Techmetals division within the Noble Group;

●	“Third Promissory Note” are to the promissory note issued by the Company on March 30, 2023 in the principal amount of $125,000 to the Sponsor in connection with the Extension and together with the First and Second Promissory Note, the “Promissory Notes”.

●	“Treasury” are to the U.S. Department of the Treasury;

●	“trust account” are to the U.S.-based trust account in which an amount of $77,276,860 from the net proceeds of the sale of the units (as defined below) in the initial public offering and private placement units was placed following the closing of the initial public offering and the partial exercise of the underwriter’s over-allotment option;

●	“UHY” are to UHY LLP, our independent registered public accounting firm;

●	“Underwriting Agreement” are to that certain underwriting agreement, dated December 27, 2021, by and between the Company and Chardan Capital Markets, LLC, as representative of the several underwriters;

●	“units” are to the units sold in our initial public offering, which consist of one public share and one public right; and

●	“we,” “us,” “Company” or “our Company,” “Welsbach,” or “WTMAC” are to Welsbach Technology Metals Acquisition Corp.

●	“Working Capital Loans” are to loans to the Company funds by certain of the Company’s officers and directors in order to finance transaction costs in connection with a Business Combination.

v

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

It is the job of our sponsor and management team to complete our initial business combination. Our management team is led by Daniel Mamadou, our Chief Executive Officer, John Stanfield, our Chief Financial Officer, and Christopher Clower, our Chief Operating Officer, who have many years of experience in managing supply chains of bulk commodities. Initially, we must complete our initial business combination by March 30, 2023, 15 months from the closing of our initial public offering.

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

On September 29, 2023, the Company held a special meeting of its stockholders. The stockholders approved the proposal to amend (the “Charter Amendment”) the Company’s charter by allowing the Company to extend the Combination Period with a target for up to an additional nine months, from September 30, 2023, to up to June 30, 2024 and proposal to amend the Trust Agreement, allowing the Company to extend the Combination Period for up to an additional nine months, from September 30, 2023, to up to June 30, 2024 (the “Trust Amendment” and together with the Charter Amendment, the “September Extensions”), for no contribution to the trust account. In connection with the votes to approve the September Extensions, the holders of 1,456,871 shares of common stock of the Company properly exercised and did not reverse, their right to redeem their shares for cash at a redemption price of $10.79 per share, for an aggregate redemption amount of $15.7 million, leaving approximately $23.4 million in the trust account after the withdrawal of interest to be paid for taxes. If our initial business combination is not consummated by June 30, 2024, then our existence will terminate, and we will distribute all amounts in the trust account.

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

We are not presently engaged in, and we will not engage in, any substantive commercial business until we complete the Business Combination.

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

Fair Market Value of Target Business

Pursuant to the rules of the Nasdaq Stock Market, our initial business combination must occur with one or more target businesses having an aggregate fair market value of at least 80% of the value of the trust account (excluding any deferred underwriter’s fees and taxes payable on the income earned on the trust account), which we refer to as the 80% test, at the time of the agreement to enter into the initial business combination. Therefore, the fair market value of the target business will be calculated prior to any conversions of our shares in connection with a business combination and therefore will be a minimum of $19,153,092 in order to satisfy the 80% test. While the fair market value of the target business must satisfy the 80% test, the consideration we pay the owners of the target business may be a combination of cash (whether cash from the trust account or cash from a debt or equity financing transaction that closes concurrently with the business combination) or our equity securities. The exact nature and amount of consideration would be determined based on negotiations with the target business, although we will attempt to primarily use our equity as transaction consideration. If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm with respect to the satisfaction of such criteria. We will also obtain a fairness opinion from an independent investment banking firm before consummating a business combination with an entity affiliated with any of our officers, directors or insiders. If we are no longer listed on Nasdaq, we will not be required to satisfy the 80% test.

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

We will consummate our initial business combination only if public stockholders do not exercise conversion rights in an amount that would cause our net tangible assets to be less than $5,000,001 and a majority of the outstanding shares of common stock voted are voted in favor of the business combination. As a result, if stockholders owning approximately 93.75% or more of the shares of common stock sold in our initial public offering exercise conversion rights, the business combination will not be consummated. However, the actual percentages will only be able to be determined once a target business is located and we can assess all of the assets and liabilities of the combined company (which would include the fee payable to the underwriters in an amount equal to 3.5% of the total gross proceeds raised in the initial public offering as described elsewhere in this Report, any out-of-pocket expenses incurred by our insiders or their affiliates in connection with certain activities on our behalf, such as identifying and investigating possible business targets and business combinations that have not been repaid at that time, as well as any other liabilities of ours and the liabilities of the target business) upon consummation of the proposed business combination, subject to the requirement that we must have at least $5,000,001 of net tangible assets upon closing of such business combination. As a result, the actual percentages of shares that can be converted may be significantly lower than our estimates. We chose our net tangible asset threshold of $5,000,001 to ensure that we would avoid being subject to Rule 419 promulgated under the Securities Act. However, if we seek to consummate an initial business combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the trust account upon consummation of such initial business combination, our net tangible asset threshold may limit our ability to consummate such initial business combination (as we may be required to have a lesser number of shares converted) and may force us to seek third-party financing which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public stockholders may therefore have to wait until June 30, 2024 in order to be able to receive a portion of the trust account.

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

Depending on how a business combination was structured, any stockholder approval requirement could be satisfied by obtaining the approval of either (i) a majority of the shares of our common stock that were voted at the meeting (assuming a quorum was present at the meeting), or (ii) a majority of the outstanding shares of our common stock. Because our insiders collectively beneficially own approximately 51.2% of our issued and outstanding shares of common stock and as a result of the insider’s agreement to vote in favor of a business combination, unless otherwise required by applicable law, regulation or stock exchange rules, in addition to the founder shares, we would need no public shares sold in the initial public offering to be voted in favor of an initial business combination.

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

Conversion Rights

At any meeting called to approve an initial business combination, any public stockholder, whether voting for or against such proposed business combination, will be entitled to demand that his or her shares of common stock be converted for a full pro rata portion of the amount then in the trust account ($10.00 per share as of December 31, 2023), plus any pro rata interest earned on the funds held in the trust account and not previously released to us or necessary to pay our taxes. Alternatively, we may provide our public stockholders with the opportunity to sell their shares of our common stock to us through a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, net of taxes payable.

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

The amount in the trust account (less approximately $228 representing the aggregate nominal par value of the common stock as of December 31, 2023) under the DGCL will be treated as a share premium which is distributable under the DGCL provided that immediately following the date on which the proposed distribution is proposed to be made, we are able to pay our debts as they fall due in the ordinary course of business. If we are forced to liquidate the trust account, we anticipate that we would distribute to our stockholders the amount in the trust account calculated as of the date that is two (2) business days prior to the distribution date (including any accrued interest) including interest earned on the funds held in the trust account, and not previously released to us to pay our taxes, divided by the number of then outstanding public stock, subject to certain limitations. Prior to such distribution, we would be required to assess all claims that may be potentially brought against it by its creditors for amounts they are actually owed and make provision for such amounts, as creditors take priority over our shareholders with respect to amounts that are owed to them. We cannot assure you that it will properly assess all claims that may be potentially brought against it. As such, our stockholders could potentially be liable for any claims of creditors to the extent of distributions received by them as an unlawful payment in the event we enter an insolvent liquidation. Furthermore, while we have obtained and will continue to seek to have all vendors, service providers (other than its independent auditors), prospective target businesses or other entities with which we do business and prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account, there is no guarantee that they will execute such agreements. Nor is there any guarantee that, even if such entities execute such agreements with us, they will not seek recourse against the trust account or that a court would conclude that such agreements are legally enforceable.

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

If we are unable to complete the Business Combination and expend all of the net proceeds of the IPO, other than the proceeds deposited in the trust account and without taking into account interest, if any, earned on the trust account, the per-share distribution from the trust account would be approximately $10.94 based on the value of the trust account as of December 31, 2023.

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

The Sponsor has agreed that it will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (a) $10.00 per our common stock (or such higher amount then held in trust) or (b) such lesser amount per our common stock held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against it which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you it will be able to return to our stockholders at least $10.00 per public stock (or such higher amount then held in trust).

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

We may be required by the Sarbanes-Oxley Act to have our internal control over financial reporting audited for the year ending December 31, 2024. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding the adequacy of their internal control over financial reporting. The development of the internal control over financial reporting of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such initial business combination.

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

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	We are a blank check company with no revenue or basis to evaluate our ability to select a suitable business target;

●	We may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;

●	Our expectations around the performance of a prospective target business or businesses may not be realized;

●	We may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

●	Our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;

●	We may not be able to obtain additional financing to complete our initial business combination or reduce the number of shareholders requesting redemption;

●	We may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;

●	You may not be given the opportunity to choose the initial business target or to vote on the initial business combination;

●	Trust account funds may not be protected against third party claims or bankruptcy;

●	An active market for our public securities’ may not develop and you will have limited liquidity and trading;

●	The availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination;

●	Our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management;

●	There may be more competition to find an attractive target for an initial business combination, which could increase the costs associated with completing our initial business combination and may result in our inability to find a suitable target;

●	Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination;

●	We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability;

●	We may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after the initial public offering, which may include acting as a financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred underwriting commissions that will be released from the trust account only upon a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after the initial public offering, including, for example, in connection with the sourcing and consummation of an initial business combination;

●	We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all;

●	Since our initial stockholders will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may acquire during or after our initial public offering), and because our sponsor, officers and directors may profit substantially even under circumstances in which our public stockholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination;

●	Changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations;

●	If the funds held outside of our trust account are insufficient to allow us to operate until at least June 30, 2024, our ability to fund our search for a target business or businesses or complete an initial business combination may be adversely affected;

●	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern, since we will cease all operations except for the purpose of liquidating if we are unable to complete an initial business combination by June 30, 2024;

●	The value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our common stock at such time is substantially less than $10.00 per share;

●	Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our rights will expire worthless; and

●	Our ability to identify a target and to consummate an initial business combination may be adversely affected by economic uncertainty and volatility in the financial markets, including as a result of the military conflict in Ukraine.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our Registration Statement.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

Cybersecurity Risk Management

We are a special purpose acquisition company with no business operations. Since our Initial Public Offering, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. Therefore, we do not consider that we face significant cybersecurity risk and have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. Our management is generally responsible for the oversight of risks from cybersecurity threats, if any. Information regarding any cybersecurity incidents would be shared with our board of directors or audit committee to enable assessments related to disclosure and notice requirements. We have not encountered any cybersecurity incidents since our Initial Public Offering.

Item 2. Properties.

Our executive offices are located at 160 S Craig Place, Lombard, Illinois 60148, and our telephone number is (217) 615-1216. The cost for our use of this space is included in the $10,000 per month fee we pay to our sponsor for office space, administrative and shared personnel support services. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings.

In connection with the Business Combination, two of our purported shareholders have sent demand letters requesting that we provide additional disclosures in an amendment to the registration statement filed in connection with the Business Combination. Due to the termination of Merger Agreement with WaveTech, the demand letters are no longer applicable. There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such or against any of our property.

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

(b) Holders

On January 31, 2024, there were two holders of record of our units, thirteen holders of record of shares of our common stock and one holder of record of our public rights.

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

On March 24, 2023, the Company held a special meeting of its stockholders (the “special meeting”). In connection with the votes to approve the Extensions, the stockholders approved the proposal to amend (the “Charter Amendment”) the Company’s Charter by allowing the Company to extend (the “Extension”) the date by which it has to consummate a business combination (the “Combination Period”) for up to an additional six months, from March 30, 2023 to up to September 30, 2023, by depositing into the trust account $125,000 for each additional one month extension (the “Extension Payment”) in exchange for a non-interest bearing, unsecured promissory note, convertible at the option of the holder, in full or in part, into units at a price of $10.00 per unit, which units will be identical to the private placement units issued in connection with the initial public offering of the Company’s units and repayable upon closing of a business combination (the “Extension Note”). On March 24, 2023, Holders of 4,097,964 shares of common stock of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.40 per share, for an aggregate redemption amount of approximately $42.6 million, leaving approximately $37.8 million in the trust account, based on the approximately $80.4 million held in the trust account. As of March 31, 2023, the amounts due to Holders exercising their right to redeem is presented as Due to stockholders for redemption of Common Stock in the accompanying condensed consolidated balance sheets. The amount due to the redeeming Stockholders was subsequently disbursed on April 10, 2023

On September 29, 2023, the Company held a special meeting of its stockholders. The stockholders approved the proposal to amend the Company’s charter by allowing the Company to extend the Combination Period with a target for up to an additional nine months, from September 30, 2023, to up to June 30, 2024 and proposal to amend the Trust Agreement, allowing the Company to extend the Combination Period for up to an additional nine months, from September 30, 2023, to up to June 30, 2024, for no contribution to the trust account. In connection with the votes to approve the September Extensions, the holders of 1,456,871 shares of common stock of the Company properly exercised and did not reverse, their right to redeem their shares for cash at a redemption price of $10.79 per share, for an aggregate redemption amount of $15.7 million, leaving approximately $23.4 million in the trust account after the withdrawal of interest to be paid for taxes. As of September 30, 2023, the amounts due to Holders exercising their right to redeem is presented as Due to stockholders for redemption of Common Stock in the accompanying condensed consolidated balance sheets. The amount due to the redeeming stockholders was subsequently disbursed on October 12, 2023

(g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

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

On October 9, 2023, the Company received a letter (the “Notice”) from the Nasdaq Listing Qualifications department of Nasdaq Stock Market LLC (“Nasdaq”) stating that the Company no longer complies with the requirements of Nasdaq Listing Rule 5450(a)(2) (the “Rule”) for continued listing on Nasdaq. Under the Rule, the Company is required to maintain at least 400 total holders (the “Total Holder Requirement”). On November 12, 2023 the Company received an extension to regain compliance with the Rule on or before April 8, 2024. As of April 5, 2024, the Company has received e-mail confirmation from Nasdaq that the Total Holder Requirement deficiency has been cured, followed by a formal confirmation from Nasdaq on April 11, 2024.

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

On December 29, 2023, the Company issued a promissory note (the “Working Capital Note 5” and together with Working Capital Note 1, Working Capital Note 2, Working Capital Note 3, and Working Capital Note 4 (each as defined below), the “Working Capital Notes”) in the principal amount of $15,000 to the Sponsor in exchange for cash for an aggregate total Working Capital Loan of $549,000 as of the date hereof.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the period ended December 31, 2023 were in connection with the search for a prospective initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We generate non-operating income in the form of interest income from the proceeds of the IPO placed in the Trust Account. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the year ended December 31, 2023, we had a net loss of $54,322, which primarily consists of operating expenses of $2,022,981 and accrual of Delaware franchise taxes of $200,000, offset by interest and dividend earned on marketable securities held in the Trust Account in total of $2,168,659.

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

Offering costs for the IPO amounted to $4,663,218, consisting of $1,500,000 of underwriting fees, $2,625,000 of deferred underwriting fees payable (which are held in the trust account) and $538,218 of other costs. The deferred underwriting fee payable of $2,704,690 is contingent upon the consummation of a Business Combination by March 31, 2023, subject to the terms of the underwriting agreement.

For the year ended December 31, 2023, cash used in operating activities was $1,347,387. Net cash provided by investing activities was $58,044,586 and net cash used in financing activities was $57,052,053 mainly reflecting the redemptions of common stock due to stockholders exercising their redemption rights in connection with the Extension and proceeds from convertible promissory notes entered into with the Sponsor.

For the year ended December 31, 2022, cash used in operating activities was $976,306. Net cash used in investing activities was $3,523,983 and net cash provided by financing activities was $3,822,396 mainly reflecting the proceeds of our IPO and subsequent deposit into the trust account.

At December 31, 2023, we had cash held in the trust account of $23,769,229. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less income taxes payable), to complete our business combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies. Through December 31, 2023, the Company had withdrawn $741,013 from the trust account to pay franchise and income taxes and $58,351,987 from trust account in connection with redemption.

At December 31, 2023, we had operating cash of $6,760, restricted cash of $161,449 (excess permitted withdrawal) outside of the trust account. We have used and intend to continue to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination. In connection with the issuance of the Extension Note on July 30, 2023, the Company’s independent directors were informed that certain amounts of restricted cash had been used to make payments to vendors for services provided to the Company, and were advanced to the Sponsor in order for the Sponsor to have sufficient liquidity to fund the Extension Note previously announced by the Company on the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 30, 2023, resulting in an aggregate restricted cash deficiency of $142,851 as of June 30, 2023. As of August 1, 2023, the proceeds of the Working Capital Note dated July 30, 2023, which have been funded by the Sponsor, were sufficient to replenish the Company’s restricted cash level to $213,182. Through December 31, 2023, the Company has withdrawn a total of $741,013 from the Trust Account for taxes of which $579,564 was already utilized to pay for franchise and income taxes. As of December 31, 2023 and 2022, there is a restricted cash balance of $161,449 and $213,182 which will be utilized to pay the outstanding franchise and income taxes, respectively.

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

As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management determined that the liquidity condition and date for mandatory liquidation and dissolution raise substantial doubt about the Company’s ability to continue as a going concern through August 30, 2023, the scheduled liquidation date of the Company if it does not complete a Business Combination prior to such date. Management may raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties to meet the Company’s working capital needs and to complete a Business Combination before the mandatory liquidation date. The Company may not be able to obtain additional financing. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. The Company intends to complete a Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any Business Combination by June 30, 2024. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from its inability to consummate a Business Combination or its inability to continue as a going concern.

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

On March 30, 2023, April 30, 2023, May 30, 2023, June 30, 2023, July 30, 2023 and August 30, 2023, the Company issued six promissory notes to the Sponsor in connection with the March Extensions (Third, Fourth, Fifth, Sixth, Seventh, and Eighth Promissory Note) in the principal amount of $125,000 for each note. The Promissory Notes bear no interest and shall be payable upon the earlier to occur of (i) upon consummation of the Company’s initial business combination out of the proceeds of the Trust Account released to the Company’s or (ii) at the Sponsor’s discretion, converted, in full or in part, upon consummation of the Company’s business combination into additional private units at a price of $10.00 per unit (the “Conversion”).

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

On November 10, 2023, the Company issued a promissory note (the “Working Capital Note 4”) in the principal amount of $50,000 to the Sponsor in exchange for cash.

On December 29, 2023, the Company issued a promissory note (the “Working Capital Note 5”) and together with Working Capital Note 1,2 3,4 and 5, the “Working Capital Notes”) in the principal amount of $15,000 to the Sponsor in exchange for cash.

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

As of December 31, 2023 and 2022, there were $2,296,371 and $1,545,537, respectively, outstanding under the Promissory Notes.

As of December 31, 2023 and 2022, there were $549,100 and $0, respectively, outstanding under the Working Capital Notes.

In addition, on May 25, 2023, the Sponsor issued a promissory note in the principal amount of $125,000 to the Company which the Company accounted for as a receivable due from a related party. The Promissory Note bears no interest, non-convertible and shall be payable on August 25, 2023 or earlier at the Company’s discretion. The Sponsor had drawn $124,166 under this note on May 26, 2023 and repaid a $25,000 on June 27, 2023 and $99,166 on July 3, 2023. As of December 31, 2023 there was no outstanding under the Promissory Note.

The Company’s independent directors were informed that on May 3, 2023, the Company and Welsbach Holdings Pte Ltd (the “Backstopper”), an affiliate of the Sponsor, entered into a backstop agreement (the “Backstop Agreement”) pursuant to which the Backstopper guarantees any deficiency of restricted cash which may exist as of December 31, 2023, and agrees to advance funds as needed to remedy any such deficiency. The foregoing summary of the Backstop Agreement is qualified in its entirety by the text of the Backstop Agreement, a copy of which is attached as Exhibit 10.3 to the Current Report on Form 8-K filed by the Company on August 1, 2023 and incorporated by reference herein.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2023. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

On August 30, 2023, the Company issued Working Capital Note 2in the principal amount of $378,000 to the Sponsor in exchange for cash.

On September 28, 2023, the Company issued Working Capital Note 3in the principal amount of $22,000 to the Sponsor in exchange for cash.

On November 10, 2023, the Company issued Working Capital Note 4in the principal amount of $50,000 to the Sponsor in exchange for cash.

On December 29, 2023, the Company issued Working Capital Note 5and together with Working Capital Note 1,2 3,4 and 5, the “Working Capital Notes”) in the principal amount of $15,000 to the Sponsor in exchange for cash.

As of December 31, 2023 and 2022, there were $2,296,371 and $1,545,537, respectively, outstanding under the Promissory Notes.

As of December 31, 2023 and 2022, there were $549,100 and $0, respectively, outstanding under the Working Capital Notes.

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

Critical Accounting Policies and Estimates

Critical Accounting Policies

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

Net Loss per Share of Common Stock

The Company computes loss per share in accordance with ASC 260-10-45 “Earnings per Share”, which requires presentation of both basic and diluted loss per share on the face of the statement of operations. The Company’s public common shares have a redemption right, which differ from the common shares that the sponsors hold. Accordingly, the Company has effectively two classes of shares, which are referred to as public common shares and Founder Shares. Income and losses are shared pro rata between the two classes of shares. Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture by the Sponsor. At December 31, 2023, the Company did not have any dilutive securities and/or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Critical Accounting Estimates

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. As of the end of the reporting period, we have not identified any critical accounting estimates.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8. Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-23 comprising a portion of this Report, which are incorporated herein by reference.

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

Management’s Annual Report on Internal Controls over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our internal control over financial reporting includes those policies and procedures that:

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2023. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2023.This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

Not applicable.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the fiscal year ended December 31, 2023, our directors and officers are as follows:

Name	Age	Position
Daniel Mamadou	52	Chief Executive Officer and Chairman of the Board of Directors
Christopher Clower	58	Chief Operating Officer and Director
John Stanfield	42	Chief Financial Officer
Sergey Marchenko	54	Vice President
Emily King	40	Director
Dominik Oggenfuss	48	Director
Andrew Switaj	40	Director

The experience of our directors and executive officers is as follows:

Daniel Mamadou - Chief Executive Officer and Director

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

Christopher Clower - Chief Operating Officer and Director

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

Sergey Marchenko – Vice-President

Sergey Marchenko is a developer and builder of multi-story residential developments in the suburbs of Moscow. From 1996 to 2016, Mr. Marchenko founded and built his first company, LandOS, which is a real estate developer of malls and office centers in Moscow, including Troyka Trade Center Mall, Gagarinsky Trade Mall, Veshky Mall and a number of office centers in Moscow and other cities in Russia. From 2001 to 2004, Mr. Marchenko was a Vice President of GlavMosStroy Joint Stock Company, a large development and construction company in Eastern Europe. From 1999 to 2012, Mr. Marchenko founded of a number of real estate development firms in Eastern Europe, specializing in the commercial and residential sub-sectors, including Eurostroy and TCS Joint Stock Company (“TCS”). TCS specializes in real estate development construction as well as extraction and processing of non-metallic materials for construction.

John Stanfield - Chief Financial Officer

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

Emily King - Director

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

Dominik Oggenfuss - Director

Mr. Oggenfuss has extensive management, marketing and leadership experience in private debt management, private credit fund, asset management, wealth management and banking. Mr. Oggenfuss most recently served as the Managing Director, Head of Business Development of VI Capital Pte. Ltd. (Singapore) in Singapore, an Asian private debt manager focused on mid-market segments of small to medium enterprises. Prior to 2010, Mr. Oggenfuss worked as a risk management associate in market risk management and risk control with J.P. Morgan’s investment banking arm in the United Kingdom, London. From 2010, Mr. Oggenfuss was the Vice President of J.P. Morgan Private Bank Suisse SA, Geneva, Zurich and Swiss team and family office. Thereafter, Mr. Oggenfuss was the Executive Director of UBS AG, Wealth Management, European International Desk, Client Advisor UHNWI in Singapore. Mr. Oggenfuss proceeded to work as the Global Head of Sales and Investor Relations and Executive Committee Member of EFAGroup, Trade Finance and Asset Management and subsequently, as the Executive Director, Head of Funding and Chief Investment Officer of Incomlend Capital, an award-winning, Sequoia-backed fintech, supply chain finance platform. In addition to his extensive professional experience, Mr. Oggenfuss holds an M.A. in Political Science and Economics from the University of Zurich, Department of Political Science and Harvard Business School’s Executive Education Program.

Andrew Switaj - Director

Mr. Switaj has over 20 years of risk advisory experience having served in the United States Army Special Forces and held senior roles in government agencies of the United States and multi-national corporations. Mr. Switaj is an experienced risk professional and has advised multiple boards on the acquisition and operation of assets in Asia, Africa and the Middle East. Mr. Switaj has also had a decorated military career. He served in the United States’ military following the events of September 11, 2001. In 2003, he completed the US Special Forces Assessment and Selection and graduated from the US Army Special Forces Qualification Course. Mr. Switaj then served in Iraq and Afghanistan with the US Special Forces until 2012. Thereafter, Mr. Switaj acted as the US Special Operation Command’s senior consultant for the Defense Threat Reduction Agency’s genomic and proteomic sequencing center at the Aberdeen Proving Ground, Maryland. Mr. Switaj completed his government sector work as advisor to the Commanding General of NATO Special Operations Command in Mons, Belgium. Prior to 2019, Mr. Switaj was working with Indonesia-based Chevron’s IndoAsia Business Unit as the senior risk management advisor where he oversaw a business unit spanning from Sumatra, Indonesia, to the Philippines. He also provided risk assessment analysis for several of Chevron’s major capital projects along with the divestment of Chevron’s geothermal assets and served as a member of Chevron’s Decision Review Board. Mr. Switaj is currently the founder and chief executive officer of CSG Pte. Ltd., where he advises clients on various facets of risk management and security in the mining, oil and gas, and energy sectors. Mr. Switaj has a degree from the University of South Florida in Political Science with a focus on International Policy and also studied finance and economics at Northeastern University.

Number and Terms of Office of Officers and Directors

Our board of directors has five members, three of whom are deemed “independent” under SEC and Nasdaq rules. We may not hold an annual meeting of stockholders until after we consummate our initial business combination. Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our directors may consist of a chairman of the board, and that our officer may consist of chief executive officer, president, chief financial officer, vice president(s), secretary, treasurer and such other officers as may be determined by the board of directors.

Committees of the Board of Directors

Audit Committee

We have established an audit committee of the board of directors, which consists of Ms. King, Mr. Oggenfuss, and Mr. Switaj, each of whom is an independent director. Mr. Oggenfuss serves as chair of the audit committee. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

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

In addition, we must certify to Nasdaq that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The board of directors has determined that Mr. Oggenfuss qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

Compensation Committee

We have established a compensation committee of the board of directors consisting of Ms. King, Mr. Oggenfuss, and Mr. Switaj, each of whom is an independent director. Mr. Oggenfuss serves as chair of the compensation committee. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

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

Director Nominations

We do not have a standing nominating committee, though we intend to form a corporate governance and nominating committee as and when required to do so by law or NASDAQ rules. In accordance with Rule 5605(e)(2) of the NASDAQ rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. Ms. King, Mr. Oggenfuss, and Mr. Switaj will participate in the consideration and recommendation of director nominees. In accordance with Rule 5605(e)(1)(A) of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities, to file with the SEC reports of beneficial ownership and reports of changes in beneficial ownership in the Company’s securities. As no such change in beneficial ownership occurred in the year ended 31, 2023, no late Section 16(a) Reports were filed.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of April 16, 2024 based on information obtained from the persons named below, with respect to the beneficial ownership of common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding common stock;

●	each of our executive officers and directors that beneficially owns our common stock; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 4,456,827 shares of our common stock, issued and outstanding as of April 16, 2024

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the rights as these rights are not exercisable within 60 days of the date of this Report.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Outstanding Common Stock
Welsbach Acquisition Holdings LLC (our sponsor) (2)	2,192,212	49.2%
Daniel Mamadou (2)	2,192,212	49.2%
Christopher Clower (2)	2,192,212	49.2%
John Stanfield	5,000	* %
Dr. Ralph Welpe (former director)	12,500	* %
Emily King	12,500	* %
Matthew Mrozinski (former director)	12,500	* %
All officers and directors as a group (7 individuals)	2,234,712	50.1%

Other 5% Stockholders
River North Capital Management, LLC (3)	244,954	5.5%

*	less than 1%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o 160 S Craig Place, Lombard, Illinois 60148, and our telephone number is (217) 615-1216.

(2)	Welsbach Acquisition Holdings LLC is the record holder of the shares reported herein. Daniel Mamadou and Christopher Clower are the managing members of Welsbach Acquisition Holdings LLC. Each of Mr. Mamadou and Mr. Clower has voting and investment discretion with respect to the common stock held of record by Welsbach Acquisition Holdings LLC. Mr. Mamadou and Mr. Clower disclaim any beneficial ownership of the shares held by Welsbach Acquisition Holdings LLC, except to the extent of their pecuniary interest therein.

(3)	According to a Schedule 13G filed on February 14, 2024, River North Capital Management, LLC acquired 244,954 shares of common stock. The business address for River North Capital Management, LLC is 360 S. Rosemary Ave, Suite 1420, West Palm Beach, FL 33401. (4)

Securities Authorized for Issuance under Equity Compensation Plans

None.

Changes in Control

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On June 25, 2021, the Sponsor purchased 1,437,500 shares (the “Founder Shares”) of our Class B common stock, par value $0.0001 for an aggregate price of $25,000. On October 13, 2021, we effected an exchange of each such Class B shares for 1.5 our common stock, resulting in the Sponsor holding an aggregate of 2,156,250 Founder Shares. We no longer have Class B stock. Our founder holders forfeited 224,328 Founder Shares as the over-allotment option was not exercised in full by the underwriters.

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

In order to finance transaction costs in connection with a business combination, certain of our officers and directors may, but are not obligated to, lend to us such funds as may be required (the “Working Capital Loans”). If we complete a business combination, including the Business Combination, we would repay the Working Capital Loans out of the proceeds of the trust account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the trust account. In the event that a business combination does not close, we may use a portion of the proceeds held outside the trust account to repay the Working Capital Loans but no proceeds held in the trust account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post business combination entity at a price of $10.00 per unit. These units would be identical to the Private Placement Units.

On September 30, 2022, WTMA issued a promissory note in the principal amount of $772,769 to the Sponsor in connection with the extension of period of time for WTMA to complete a business combination (“Promissory Note”). The Promissory Note bears no interest and shall be payable upon the earlier to occur of (i) upon consummation of WTMA’s initial business combination out of the proceeds of the Trust Account released to WTMA’s or (ii) at the Sponsor’s discretion, converted, in full or in part, upon consummation of WTMA’s business combination into additional private units at a price of $10.00 per unit. As of September 30, 2022, there was a $772,769 balance outstanding under the Promissory Note. On December 30, 2022 WTMA issued a second promissory note in the principal amount of $772,769 to the Sponsor in connection the extension of period of time for the Company to complete a business combination on the same terms as the Promissory Note.

On March 30, 2023, April 30, 2023, May 30, 2023, June 30, 2023, July 30, 2023 and August 30, 2023, the Company further issued six promissory notes in the principal amount of $125,000 to the Sponsor. The Promissory Notes bear no interest and shall be payable upon the earlier to occur of (i) upon consummation of the Company’s initial business combination out of the proceeds of the Trust Account released to the Company’s or (ii) at the Sponsor’s discretion, converted, in full or in part, upon consummation of the Company’s business combination into additional private units at a price of $10.00 per unit.

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

On November 10, 2023, the Company issued a promissory note (the “Working Capital Note 4”) in the principal amount of $50,000 to the Sponsor in exchange for cash.

On December 29, 2023, the Company issued a promissory note (the “Working Capital Note 5”) and together with Working Capital Note 1,2 3,4 and 5, the “Working Capital Notes”) in the principal amount of $15,000 to the Sponsor in exchange for cash.

As of December 31, 2023 and 2022, there were $2,296,371 and $1,545,537, respectively, outstanding under the Promissory Notes.

As of December 31, 2023 and 2022, there were $549,100 and $0, respectively, outstanding under the Working Capital Notes.

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

Director Independence

Nasdaq listing standards require that within one year of the listing of our securities on the Nasdaq Global Market we have at least three independent directors and that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our Board of Directors has determined that Ms. King, Mr. Oggenfuss, and Mr. Switaj are each an “independent director” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

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

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by UHY in connection with regulatory filings. The aggregate fees of UHY for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2023 and 2022 totaled approximately $77,027 and $174,427, respectively. The aggregate fees of UHY related to audit services in connection with our initial public offering for December 31, 2023 and 2022 totaled approximately $0 and $76,977, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the year ended December 31, 2023 and 2022 we did not pay UHY any audit-related fees.

Tax Fees. We did not pay UHY for tax services, planning or advice for the year ended December 31, 2023 and 2022.

All Other Fees. We paid UHY $28,188 and $210,125 for any other services for the year ended December 31, 2023 and 2022, respectively.

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

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a) The following documents are filed as part of this Form 10-K:

(1) Consolidated Financial Statements

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Welsbach Technology Metals Acquisition Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Welsbach Technology Metals Acquisition Corp. (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has no revenue, its business plan is dependent on future financing and the completion of the initial business combination, and the Company’s cash and working capital as of December 31, 2023 are not sufficient to complete its planned activities for the upcoming year. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s evaluation of the events, conditions and plans regarding these matters are also described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty, and our opinion is not modified with respect to that matter.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ UHY LLP

We have served as the Company’s auditor since 2021.

New York, New York

April 16, 2024

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2023	2022

ASSETS
Current assets
Cash	$6,760	$309,881
Prepaid expenses and other assets	833	25,000
Total current assets	7,593	334,881
Restricted cash	161,449	213,182
Cash and investment held in Trust Account	23,769,229	79,645,156
TOTAL ASSETS	$23,938,271	$80,193,219

LIABILITIES, REDEEMABLE COMMON STOCK, AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$2,846,126	$1,818,627
Due to affiliates	293,663	205,663
Franchise tax payable	80,000	163,384
Income taxes payable	—	180,688
Excise tax payable	583,520	—
Convertible promissory notes and working capital loans – related party	2,845,471	1,545,537
Total current liabilities	6,648,780	3,913,899
Deferred underwriting fee payable	2,704,690	2,704,690
TOTAL LIABILITIES	9,353,470	6,618,589

COMMITMENTS AND CONTINGENCIES (NOTE 6)
REDEEMABLE COMMON STOCK
Common Stock subject to possible redemption, $0.0001 par value, 2,172,851 and 7,727,686 shares at redemption value of $10.98 and $10.29 per share at December 31, 2023 and 2022, respectively	23,850,678	79,514,266

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at December 31, 2023 and 2022	—	—
Common stock; $0.0001 par value; 100,000,000 shares authorized; 2,283,976 shares issued and outstanding at December 31, 2023 and 2022, respectively (excluding 2,172,851 and 7,727,686 shares at December 31, 2023 and 2022, respectively, subject to redemption)	228	228
Accumulated deficit	(9,266,105)	(5,939,864)
TOTAL STOCKHOLDERS’ DEFICIT	(9,265,877)	(5,939,636)
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK, AND STOCKHOLDERS’ DEFICIT	$23,938,271	$80,193,219

The accompanying notes are an integral part of these consolidated financial statements.

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2023	2022
Operating expenses
General and administrative	$2,022,981	$3,131,190
Franchise tax	200,000	200,000
Loss from operations	(2,222,981)	(3,331,190)

Other income:
Interest income from investments held in Trust Account	2,168,659	1,121,159
Other income	2,168,659	1,121,159

Loss before provision for income taxes	(54,322)	(2,210,031)
Provision for income taxes	—	(180,688)
Net loss	$(54,322)	$(2,390,719)

Weighted average shares outstanding of common stock - redemption feature	4,175,166	7,719,577
Basic and diluted net loss per share of common stock - redemption feature	$(0.01)	$(0.24)

Weighted average shares outstanding of common stock - no redemption feature	2,283,976	2,281,786
Basic and diluted net loss per share of common stock - no redemption feature	$(0.01)	$(0.24)

The accompanying notes are an integral part of these consolidated financial statements.

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2023 AND 2022

	Common stock		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	capital	deficit	Deficit

Balance, January 1, 2022 (1)	2,503,750	$250	$—	$(1,232,073)	$(1,231,823)
Sale of private placement units to the sponsor	4,554	—	45,540	—	45,540
Proceeds from the exercise of over-allotment option allocated to public rights (net of offering costs)	—	—	73,142	—	73,142
Forfeiture of shares by Sponsor to the extent the over-allotment option was not exercised in full	(224,328)	(22)	22	—	—
Accretion for redeemable common stock to redemption value	—	—	(118,704)	(2,317,072)	(2,435,776)
Net loss	—	—	—	(2,390,719)	(2,390,719)
Balance, December 31, 2022	2,283,976	228	—	(5,939,864)	(5,939,636)
Accretion for redeemable common stock to redemption value	—	—	—	(2,688,399)	(2,688,399)
Excise tax on redemption of Class A common stock	—	—	—	(583,520)	(583,520)
Net loss	—	—	—	(54,322)	(54,322)
Balance, December 31, 2023	2,283,976	$228	$—	$(9,266,105)	$(9,265,877)

(1)	At December 31, 2021, included up to 281,250 shares of common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5).

The accompanying notes are an integral part of these consolidated financial statements.

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(54,322)	$(2,390,719)
Adjustments to reconcile net loss to net cash used in operating activities:
Income on investments held in Trust Account	(2,168,659)	(1,121,159)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	24,167	307,633
Due to affiliates	88,000	125,990
Accounts payable	1,027,499	1,818,627
Franchise tax payable	(83,384)	102,634
Income taxes payable	(180,688)	180,688
NET CASH USED IN OPERATING ACTIVITIES	(1,347,387)	(976,306)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash deposited to Trust Account	(750,000)	(3,822,397)
Notes receivable - related party	(124,166)	—
Repayment of notes receivable - related party	124,166	—
Cash withdrawn from Trust Account in connection with redemption	58,351,987	—
Cash withdrawn from Trust Account to pay franchise and income taxes	442,599	298,414
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	58,044,586	(3,523,983)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of over-allotment option	—	2,276,860
Proceeds from sale of private units to sponsor	—	45,540
Proceeds from convertible promissory note - related party	1,299,934	1,545,537
Redemption of common stock - due to shareholders	(58,351,987)	—
Payment of offering costs	—	(45,541)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(57,052,053)	3,822,396

NET CHANGE IN CASH AND RESTRICTED CASH	(354,854)	(677,893)
CASH AND RESTRICTED CASH, BEGINNING OF PERIOD	523,063	1,200,956

CASH AND RESTRICTED CASH, END OF PERIOD	$168,209	$523,063

CASH AND RESTRICTED CASH, END OF PERIOD
Cash	$6,760	$309,881
Restricted cash	161,449	213,182
CASH AND RESTRICTED CASH, END OF PERIOD	$168,209	$523,063

Supplemental cash flow information:
Cash paid during the year for:
Income tax	$188,177	$—
Franchise tax	$306,155	$85,232
Supplemental disclosure on noncash activities:
Deferred underwriting commission payable	$—	$79,690
Excise tax on redemption of Class A common stock	$583,520	$—
Accretion for redeemable common stock to redemption value	$2,688,399	$2,435,776

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

The Company has one subsidiary, WTMA Merger Subsidiary Corp., a direct wholly owned subsidiary of the Company incorporated in the state of Delaware on October 19, 2022. As of December 31, 2023, the subsidiary had no activity.

As of December 31, 2023, the Company had not commenced any operations. All activity through December 31, 2023, relates to the Company’s formation and Initial Public Offering (“IPO”), which is described below and, since the offering, the search for a prospective Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income earned on investments from the proceeds derived from the IPO. The registration statement for the Company’s IPO was declared effective on December 27, 2021. On December 30, 2021, the Company consummated the IPO of 7,500,000 units (“Units”), each Unit containing one share of common stock (the “Public Shares”) and one right to receive 1/10 of one share of common stock upon the consummation of the Business Combination (the “Public Rights”), at $10.00 per Unit generating gross proceeds of $75,000,000, which is discussed in Note 3. The Company has selected December 31 as its fiscal year end.

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

On March 24, 2023, the Company held a special meeting of its stockholders. In connection with the votes to approve the March Extensions (defined below), the stockholders approved the proposal to amend the Company’s charter by allowing the Company to extend (the “Extension”) the date by which it has to consummate a business combination (the “Combination Period”) for up to an additional six months, from March 30, 2023 to up to September 30, 2023, by depositing into the Trust Account $125,000 for each additional one month extension (the “Extension Payment”) in exchange for a non-interest bearing, unsecured promissory note, convertible at the option of the holder, in full or in part, into units at a price of $10.00 per unit, which units will be identical to the private placement units issued in connection with the initial public offering of the Company’s units and repayable upon closing of a business combination (the “Extension Note”).

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

On April 10, 2023, $42.6 million was disbursed to holders of shares exercising their right to redeem at the special meeting of the Company’s stockholders held on March 24, 2023 in connection with the vote to approve the March Extensions.

On September 11, 2023, the Company issued a press release to announce that it had entered into a non-binding letter of intent with a target in the critical materials space (the “Target”) for a potential business combination. There can be no assurance that a definitive agreement will be entered into or that the proposed transaction will be consummated.

On September 29, 2023, the Company held a special meeting of its stockholders. The stockholders approved the proposal to amend (the “Charter Amendment”) the Company’s charter by allowing the Company to extend the Combination Period with a target for up to an additional nine months, from September 30, 2023, to up to June 30, 2024 and proposal to amend the Trust Agreement, allowing the Company to extend the Combination Period for up to an additional nine months, from September 30, 2023, to up to June 30, 2024 (the “Trust Amendment” and together with the Charter Amendment, the “September Extensions”), for no contribution to the trust account. In connection with the votes to approve the September Extensions, the holders of 1,456,871 shares of common stock of the Company properly exercised and did not reverse, their right to redeem their shares for cash at a redemption price of $10.79 per share, for an aggregate redemption amount of approximately $15.7 million. The amount due to the redeeming stockholders was subsequently disbursed on October 12, 2023.

On October 9, 2023, the Company received a letter (the “Notice”) from the Nasdaq Listing Qualifications department of Nasdaq Stock Market LLC (“Nasdaq”) stating that the Company no longer complies with the requirements of Nasdaq Listing Rule 5450(a)(2) (the “Rule”) for continued listing on Nasdaq. Under the Rule, the Company is required to maintain at least 400 total holders (the “Total Holder Requirement”). The Notice indicates that the Company has 45 calendar days (the “Deadline”) to submit a plan (the “Compliance Plan”) to regain compliance with the Rule. If Nasdaq accepts the Compliance Plan, Nasdaq can grant the Company an extension of up to 180 calendar days from the date of the Notice to evidence compliance. On November 12, 2023 the Company received an extension to regain compliance with the Rule on or before April 8, 2024. As of April 5, 2024, the Company has received e-mail confirmation from Nasdaq that the Total Holder Requirement deficiency has been cured, followed by a formal confirmation from Nasdaq on April 11, 2024.

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

On March 24, 2023 and September 29, 2023, the Company’s stockholders redeemed 4,097,964 and 1,456,871 Common shares for a total of $42,636,600 and $15,715,387, respectively. The Company evaluated the classification and accounting of the stock redemption under ASC 450, “Contingencies”. ASC 450 states that when a loss contingency exists the likelihood that the future event(s) will confirm the loss or impairment of an asset or the incurrence of a liability can range from probable to remote. A contingent liability must be reviewed at each reporting period to determine appropriate treatment. The excise tax is determined at year end based on events that occurred during the year. The excise tax is representative of a contingent liability that is probable of occurring due to the extension to June 30, 2024, past the end of the Company’s current year reporting period. The Company would be required to record a liability in the amount of the excise tax liability which would be calculated as 1% of the shares redeemed during the reporting period. This position would be reviewed at the end of each reporting period for any change in fact. If the SPAC were to completely liquidates and dissolves (within the meaning of § 1.331-1(d)(1)(ii)) during a taxable year (that is, has a final distribution in complete liquidation to which § 331 applies during that taxable year), no distribution by that covered corporation or covered surrogate foreign corporation during that taxable year is a repurchase.

As such the Company has recorded a 1% excise tax liability in the amount of $583,520 on the Company’s consolidated balance sheets as of December 31, 2023. The liability does not impact the Company’s consolidated statements of operations and is offset against additional paid-in capital or accumulated deficit if additional paid-in capital is not available.

Going Concern, Liquidity and Capital Resources

As of December 31, 2023, the Company had operating cash of $6,760, restricted cash of $161,449 (excess permitted withdrawal), and a working capital deficit of $6,641,187. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company has no revenue, and its business plan is dependent on the completion of a Business Combination within the Combination Period. If the Company is unable to compete a Business Combination within the Combination Period, it must liquidate. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within a reasonable period of time, which is considered to be one year from the issuance date of the consolidated financial statements.

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

As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management determined that the liquidity condition and date for mandatory liquidation and dissolution raise substantial doubt about the Company’s ability to continue as a going concern through June 30, 2024, the scheduled liquidation date of the Company if it does not complete a Business Combination prior to such date. Management may raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties to meet the Company’s working capital needs and to complete a Business Combination before the mandatory liquidation date. The Company may not be able to obtain additional financing. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. The Company intends to complete a Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any Business Combination by June 30, 2024. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from its inability to consummate a Business Combination or its inability to continue as a going concern.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2023 and 2022.

Restricted Cash

As of December 31, 2023, the Company had withdrawn $58,351,987 from Trust Account in connection with redemptions. For the year ended December 31, 2022, the Company had withdrawn $298,414 from the trust account for the purpose of paying the Company’s franchise and income taxes. In the fourth quarter of 2022, the Company partially used the amount to pay $85,232 of franchise taxes. The balance of $213,182 was recorded by the Company as an excess permitted withdrawal from the Company’s trust account and as restricted cash, to be utilized to pay outstanding franchise and income taxes. In connection with the issuance of the Extension Note on July 30, 2023, the Company’s independent directors were informed that certain amounts of restricted cash had been used to make payments to vendors for services provided to the Company, and were advanced to the Sponsor in order for the Sponsor to have sufficient liquidity to fund the Extension Note previously announced by the Company on the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 30, 2023, resulting in an aggregate restricted cash deficiency of $142,851 as of June 30, 2023. As of August 1, 2023, the proceeds of the Working Capital Note dated July 30, 2023, which have been funded by the Sponsor, were sufficient to replenish the Company’s restricted cash level to $213,182.

Through December 31, 2023, the Company has withdrawn a total of $741,013 from the Trust Account for taxes of which $579,564 was already utilized to pay for franchise and income taxes.

As of December 31, 2023 and 2022, there are restricted cash balances of $161,449 and $213,182, respectively, which will be utilized to pay the outstanding franchise and income taxes.

Investment Held in Trust Account

At December 31, 2023, substantially all of the assets held in Trust Account were held in cash. At December 31, 2022, substantially all of the assets held in Trust Account were held in mutual funds which are invested primarily in U.S. Treasury securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest income from investments held in Trust Account in the accompanying consolidated statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit. As of December 31, 2023, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying consolidated balance sheets, primarily due to their short-term nature.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the consolidated financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of December 31, 2023 and 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it.

The Company’s effective tax rate was 0.00% and 8.18% for the years ended December 31, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the years ended December 31, 2023 and 2022, respectively, primarily due to the valuation allowance on the deferred tax assets and merger and acquisition costs treated as permanent differences.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s consolidated financial statements and prescribes a recognition threshold and measurement process for consolidated financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2023 and 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Public Shares sold in the IPO feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events

On March 24, 2023, in connection with the votes to approve the March Extensions, the holders of 4,097,964 shares of common stock of the Company properly exercised their right to redeem their shares for an aggregate redemption amount of approximately $42.6 million. The amount due to the redeeming stockholders was subsequently disbursed on April 10, 2023.

On September 29, 2023, in connection with the votes to approve the September Extensions, the holders of 1,456,871 shares of common stock of the Company properly exercised their right to redeem their shares for an aggregate redemption amount of $15.7 million. The amount due to the redeeming stockholders was subsequently disbursed on October 12, 2023.

Accordingly, 2,172,851 and 7,727,686 shares of common stock subject to possible redemption on December 31, 2023 and 2022, respectively, is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s consolidated balance sheets.

Immediately upon the closing of the IPO, the Company recognized the accretion from the initial book value to redemption amount value. This method would view the end of the reporting period as if it were also the redemption date for the security. The change in the carrying value of redeemable shares of common stock resulted in charges against additional paid-in capital and accumulated deficit.

The shares of common stock reflected on the consolidated balance sheets are reconciled on the following table:

Gross proceeds	$77,276,860
Less:
Fair value of Public Rights at issuance	(2,627,413)
Public shares issuance costs	(4,626,437)
Plus:
Accretion of carrying value to redemption value	9,491,256
Redeemable ordinary shares subject to possible redemption at December 31, 2022	79,514,266
Less:
Redemptions	(58,351,987)
Plus:
Accretion of carrying value to redemption value	2,688,399
Redeemable ordinary shares subject to possible redemption at December 31, 2023	$23,850,678

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

Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company has excluded the Rights from the calculation of diluted loss per share because the Rights are contingent upon the occurrence of future events and any impact would be anti-dilutive. As a result, diluted net loss per share is the same as basic net loss per share for the year ended December 31, 2023 and 2022. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per common share.

The following table reflects the calculation of basic and diluted net loss per common share (in dollars, except per share amounts):

	For the Year Ended December 31,
	2023		2022
	Redeemable	Non- redeemable	Redeemable	Non- redeemable
Basic and diluted net loss per common share
Numerator:
Allocation of net loss	$(35,114)	(19,208)	$(1,845,282)	$(545,437)
Denominator:
Basic and diluted weighted average shares outstanding	4,175,166	2,283,976	7,719,577	2,281,786

Basic and diluted net loss per common share	$(0.01)	(0.01)	$(0.24)	$(0.24)

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements for the year ended December 31, 2023.

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

For the year ended December 31, 2023, the Company expensed a total of $120,000 for support services from the Sponsor of which $88,000 was reported as due to affiliates, net of $6,000 payments to the Sponsor and $26,000 reversal of previously accrued support services. On December 31, 2022, the Company expensed a total of $120,000 for support services from the Sponsor and $26,000 for CFO support services of which $26,000 was reported as due to affiliates, net of $120,000 payments to the Sponsor.

As of December 31, 2023 and 2022, there were outstanding of $293,663 and $205,663, which will be repaid from Company’s operating account as soon as practicable, respectively.

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

On November 10, 2023, the Company issued a promissory note (the “Working Capital Note 4”) in the principal amount of $50,000 to the Sponsor in exchange for cash.

On December 29, 2023, the Company issued a promissory note (the “Working Capital Note 5”) and together with Working Capital Note 1,2 3,4 and 5, the “Working Capital Notes”) in the principal amount of $15,000 to the Sponsor in exchange for cash.

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

As of December 31, 2023 and 2022, there were $549,100 and $0, respectively, outstanding under the Working Capital Notes.

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

As of December 31, 2023 and 2022, there were $2,296,371 and $1,545,537, respectively, outstanding under the Promissory Notes.

The total convertible promissory notes, including related party loans reported in the accompanying consolidated balance sheets as of December 31, 2023 and 2022 were $2,845,471 and $1,545,537, respectively.

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

As of December 31, 2023, there was no outstanding under the Promissory Note. The foregoing summary of the promissory note is qualified in its entirety by the text of the promissory note, a copy of which is attached as Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on August 1, 2023 and incorporated by reference herein.

Support Services

Commencing on December 27, 2021, the Company entered into an agreement to pay the Sponsor $10,000 per month for the use of office space and administrative support services. For the year ended December 31, 2023, $120,000 has been expensed related to the agreement of which $114,000 is included in due to affiliates in the accompanying consolidated balance sheet. For the year ended December 31, 2022, $120,000 has been expensed and paid related to the agreement.

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

Service Provider Agreement

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

Backstop Agreement

The Company’s independent directors were informed that on May 3, 2023, the Company and Welsbach Holdings Pte Ltd (the “Backstopper”), an affiliate of the Sponsor, entered into a backstop agreement (the “Backstop Agreement”) pursuant to which the Backstopper guarantees any deficiency of restricted cash which may exist as of December 31, 2023, and agrees to advance funds as needed to remedy any such deficiency. The foregoing summary of the Backstop Agreement is qualified in its entirety by the text of the Backstop Agreement, a copy of which is attached as Exhibit 10.3 to the Current Report on Form 8-K filed by the Company on August 1, 2023 and incorporated by reference herein.

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

Common stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. As of December 31, 2023 and 2022, there were 2,283,976 shares of common stock outstanding excluding 2,172,851 and 7,727,686 shares of common stock subject to possible redemption, respectively.

NOTE 8 — Income Tax

The Company’s net deferred tax asset (liabilities) are as follows:

	December 31,	December 31,
	2023	2022
Deferred tax assets
Net operating loss carryforward	$52,959	$—
Startup Costs	541,988	383,835
Total deferred tax assets	594,947	383,835
Valuation allowance	(594,947)	(383,835)
Deferred tax assets, net of allowance	$—	$—

The income tax provision for the year ended December 31, 2023 and 2022 consists of the following:

	December 31,	December 31,
	2023	2022
Federal
Current	$—	$180,688
Deferred	(211,112)	(371,080)
State
Current	—	$—
Deferred	—	—
Change in valuation allowance	211,112	371,080
Income tax provision	$—	$180,688

As of December 31, 2023 and 2022, the Company had a total of $252,186 and $0, respectively, of U.S. federal net operating loss carry overs available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2023, the change in the valuation allowance was $211,112. For the year ended December 31, 2022, the change in the valuation allowance was $371,080.

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	December 31,	December 31,
	2023	2022
Statutory federal income tax rate	21.00%	21.00%
Permanent book/tax difference	(136.08)%	(12.39)%
Prior year - M&A (dead deal costs)	503.71%	0.00%
Change in valuation allowance	(388.63)%	(16.79)%
Income tax provision	0.00%	(8.18)%

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

At December 31, 2023, the assets held in the Trust Account were held in cash. At December 31, 2022, the assets held in the Trust Account were held in treasury funds All of the Company’s investments held in the Trust Account are classified as trading securities. Through December 31, 2023, the Company withdrew $58,351,987 in connection with redemption of common stock, which includes $1,391,640 of the interest earned on the Trust Account distributed to the stockholders, and $741,013 of the interest earned on the Trust Account to pay franchise and income taxes of which $161,449 is reported as restricted cash on the accompanying consolidated balance sheets.

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at December 31, 2023 and 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

December 31, 2023

	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and Money Market funds	$—	—	—

December 31, 2022

	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and Mutual funds	$79,645,156	—	—

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were issued. Based upon this review, other than as described below, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

On January 25, 2024, the Company issued a press release to announce that it had entered into a non-binding letter of intent with a target in the critical materials space (the “Target”) for a potential business combination. There can be no assurance that a definitive agreement will be entered into or that the proposed transaction will be consummated.

On March 18, 2024, Ms. Emily King resigned from her position as director, and a member of the Audit Committee and Compensation Committee of the of Board of Directors of the Company, effective immediately March 18, 2024 and Mr. Andrew Switaj resigned from his position as director, and a member of the Audit Committee and Compensation Committee of the Board of Directors of the Company, effective immediately March 18, 2024. Neither Ms. King’s nor Mr. Switaj’s resignation is a result of any disagreement with the Company on any matter related to the operations, policies, or practices of the Company.

On March 22, 2024, the Company issued a press release to announce that it had entered into a binding letter of intent with a Evolution Metals LLC, a Delaware company (“EM” or the “Target”) for a potential business combination.

On March 29, 2024, the Company issued a press release to announce that it had entered into a business combination agreement with Evolution Metals LLC, a Delaware company (“EM” or the “Target”) for a business combination.

On April 5, 2024, the Company has received e-mail confirmation from Nasdaq that the Total Holder Requirement deficiency has been cured, followed by a formal confirmation from Nasdaq on April 11, 2024.

Item 16. Form 10-K Summary.

Not applicable

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated December 27, 2021, by and between the Company and Chardan Capital Markets, LLC, as representative of the several underwriters. (4)
3.1	Amended and Restated Certificate of Incorporation. (3)
3.2	Amended and Restated Bylaws. (1)
4.1	Specimen Unit Certificate. (1)
4.2	Specimen Common Stock Certificate. (1)
4.3	Specimen Right Certificate. (1)
4.4	Rights Agreement, dated December 27, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as rights agent. (4)
4.5	Description of Registered Securities. (6)
4.6	Unit Purchase Option, dated December 27, 2021, by and between the Company and Chardan Capital Markets, LLC. (4)
10.1	Letter Agreement, dated December 27, 2021, by and among the Company, its officers, directors, certain advisors, and the Sponsor. (4)
10.2	Investment Management Trust Agreement, dated December 27, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (4)
10.3	Stock Escrow Agreement, dated December 27, 2021, by and between the Company, the Sponsor and Continental Stock Transfer & Trust Company, as escrow agent. (4)
10.4	Registration Rights Agreement, dated December 27, 2021, by and among the Company and certain security holders. (4)
10.5	Form of Indemnity Agreement. (1)
10.6	Private Placement Units Purchase Agreement, dated December 27, 2021, by and between the Company and the Sponsor. (4)
10.7	Promissory Note, dated June 25, 2021, issued to Welsbach Acquisition Holdings LLC. (2)
10.8	Administrative Support Agreement, dated December 27, 2021, by and between the Company and the Sponsor. (4)
14	Code of Ethics (1)
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1*	Certification of the Principal Executive and Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
99.1	Audit Committee Charter (1)
99.2	Compensation Committee Charter (1)
97.1*	Executive Compensation Clawback Policy*
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, filed with the SEC on December 2, 2021.

(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A, filed with the SEC on December 15, 2021.

(3)	Incorporated by reference to the Company’s Report on Form 8-K, filed with the SEC on October 3, 2023.

(4)	Incorporated by reference to the Company’s Report on Form 8-K, filed with the SEC on December 30, 2021.

(5)	Incorporated by reference to the Company’s Report on Form 8-K, filed with the SEC on November 1, 2022

(6)	Incorporated by reference to the Company’s Report on Form 10-K, filed with the SEC on March 25, 2022.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 16, 2024	WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

	By:	/s/ Daniel Mamadou
	Name:	Daniel Mamadou
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Daniel Mamadou	Chief Executive Officer and	April 16, 2024
Daniel Mamadou	Chairman of the Board of Directors (Principal Executive Officer)

/s/ John Stanfield	Chief Financial Officer	April 16, 2024
John Stanfield	(Principal Financial and Accounting Officer)

/s/ Christopher Clower	Chief Operating Officer and Director	April 16, 2024
Christopher Clower

/s/ Dominik Oggenfuss	Director	April 16, 2024
Dominik Oggenfuss