Form 10-Q
period 2024-03-31
Welsbach Technology Metals Acquisition Corp.
filed 2024-05-15
CIK 1866226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                           to

Commission file number: 001-41183

Welsbach Technology Metals Acquisition Corp.

(Exact name of registrant as specified in its charter)

Delaware	87-1006702
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4422 N. Ravenswood Ave #1025
Chicago, Illinois	60640
(Address of principal executive offices)	(Zip Code)

+1 (251)-280-1980
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

As of May 15, 2024, there were 4,456,827 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2024

i

PART 1 – FINANCIAL INFORMATION

Item 1. Interim Consolidated Financial Statements (Unaudited)

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets
Cash	$6,760	$6,760
Prepaid expenses and other assets	—	833
Total current assets	6,760	7,593
Restricted cash	161,449	161,449
Cash and investment held in Trust Account	24,029,910	23,769,229
TOTAL ASSETS	$24,198,119	$23,938,271

LIABILITIES, REDEEMABLE COMMON STOCK, AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$2,700,939	$2,846,126
Due to affiliates	323,663	293,663
Franchise tax payable	130,000	80,000
Income taxes payable	21,458	—
Excise tax payable	583,520	583,520
Convertible promissory notes and working capital loans – related party	3,219,208	2,845,471
Total current liabilities	6,978,788	6,648,780
Deferred underwriting fee payable	2,704,690	2,704,690
TOTAL LIABILITIES	9,683,478	9,353,470

COMMITMENTS AND CONTINGENCIES (NOTE 6)
REDEEMABLE COMMON STOCK
Common Stock subject to possible redemption, $0.0001 par value, 2,172,851 shares at redemption value of $11.06 and $10.98 per share at March 31, 2024 and December 31, 2023, respectively	24,039,901	23,850,678

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Common stock; $0.0001 par value; 100,000,000 shares authorized; 2,283,976 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively (excluding 2,172,851 shares at March 31, 2024 and December 31, 2023 subject to redemption)	228	228
Accumulated deficit	(9,525,488)	(9,266,105)
TOTAL STOCKHOLDERS’ DEFICIT	(9,525,260)	(9,265,877)
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK, AND STOCKHOLDERS’ DEFICIT	$24,198,119	$23,938,271

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2024	2023
Operating expenses
General and administrative	$271,992	$858,322
Franchise tax	50,000	50,000
Loss from operations	(321,992)	(908,322)

Other income:
Interest income from investments held in Trust Account	260,681	845,090
Other income	260,681	845,090

Loss before provision for income taxes	(61,311)	(63,232)
Provision for income taxes	(8,849)	(166,969)
Net loss	$(70,160)	$(230,201)

Weighted average shares outstanding of common stock - redemption feature	2,172,851	7,363,423
Basic and diluted net loss per share of common stock - redemption feature	$(0.02)	$(0.02)

Weighted average shares outstanding of common stock - no redemption feature	2,283,976	2,283,976
Basic and diluted net loss per share of common stock - no redemption feature	$(0.02)	$(0.02)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2024

	Common stock		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	capital	deficit	Deficit
Balance, January 1, 2024	2,283,976	$228	$—	$(9,266,105)	$(9,265,877)
Accretion of redeemable common stock to redemption value	—	—	—	(189,223)	(189,223)
Net loss	—	—	—	(70,160)	(70,160)
Balance, March 31, 2024	2,283,976	$228	$—	$(9,525,488)	$(9,525,260)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Common stock		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	capital	deficit	Deficit
Balance, January 1, 2023	2,283,976	$228	$—	$(5,939,864)	$(5,939,636)
Accretion of redeemable common stock to redemption value	—	—	—	(750,670)	(750,670)
Net loss	—	—	—	(230,201)	(230,201)
Balance, March 31, 2023	2,283,976	$228	$—	$(6,920,735)	$(6,920,507)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(70,160)	$(230,201)
Adjustments to reconcile net loss to net cash used in operating activities:
Income on investments held in Trust Account	(260,681)	(845,090)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	833	(53,306)
Due to stockholders for redemption of Common Stock	—	42,636,600
Due to affiliates	30,000	4,000
Accounts payable	(145,187)	732,892
Franchise tax payable	50,000	52,451
Income taxes payable	21,458	166,969
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(373,737)	42,464,315

CASH FLOWS FROM INVESTING ACTIVITIES
Cash deposited to Trust Account	—	(125,000)
NET CASH USED IN INVESTING ACTIVITIES	—	(125,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible promissory note - related party	373,737	125,000
Redemption of common stock - due to shareholders	—	(42,636,600)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	373,737	(42,511,600)

NET CHANGE IN CASH AND RESTRICTED CASH	—	(172,285)
CASH AND RESTRICTED CASH, BEGINNING OF PERIOD	168,209	523,063

CASH AND RESTRICTED CASH, END OF PERIOD	$168,209	$350,778

CASH AND RESTRICTED CASH, END OF PERIOD
Cash	$6,760	$137,596
Restricted cash	161,449	213,182
CASH AND RESTRICTED CASH, END OF PERIOD	$168,209	$350,778

Supplemental disclosure on noncash activities:
Accretion for redeemable common stock to redemption value	$189,223	$750,670

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2024

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

The Company has one subsidiary, WTMA Merger Subsidiary Corp., a direct wholly owned subsidiary of the Company incorporated in the state of Delaware on October 19, 2022. As of March 31, 2024, the subsidiary had no activity.

As of March 31, 2024, the Company had not commenced any operations. All activity through March 31, 2024, relates to the Company’s formation and Initial Public Offering (“IPO”), which is described below and, since the offering, the search for a prospective Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income earned on cash and investments from the proceeds derived from the IPO. The registration statement for the Company’s IPO was declared effective on December 27, 2021. On December 30, 2021, the Company consummated the IPO of 7,500,000 units (“Units”), each Unit containing one share of common stock (the “Public Shares”) and one right to receive 1/10 of one share of common stock upon the consummation of the Business Combination (the “Public Rights”), at $10.00 per Unit generating gross proceeds of $75,000,000, which is discussed in Note 3. The Company has selected December 31 as its fiscal year end.

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

The period of time for the Company to complete a business combination under its amended and restated certificate of incorporation was further extended for a period of six (6) months from March 30, 2023 to September 30, 2023 upon the deposit of $125,000 into the Trust Account on March 28, 2023, April 27, 2023, May 26, 2023, June 29, 2023, August 1, 2023 and August 29, 2023 in accordance with the Company’s amended and restated certificate of incorporation.

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

On March 18, 2024, Ms. Emily King resigned from her position as director, and a member of the Audit Committee and Compensation Committee of the Board of Directors of the Company, effective immediately March 18, 2024 and Mr. Andrew Switaj resigned from his position as director, and a member of the Audit Committee and Compensation Committee of the Board of Directors of the Company, effective immediately March 18, 2024. Neither Ms. King’s nor Mr. Switaj’s resignation is a result of any disagreement with the Company on any matter related to the operations, policies, or practices of the Company.

On March 22, 2024, the Company issued a press release to announce that it had entered into a binding letter of intent with Evolution Metals LLC, a Delaware company (“EM” or the “Target”) for a potential business combination.

On April 1, 2024, the Company entered into a business combination agreement with EM for a business combination. (see Note 9)

On April 5, 2024, the Company has received e-mail confirmation from Nasdaq that the Total Holder Requirement deficiency has been cured, followed by a formal confirmation from Nasdaq on April 11, 2024 (see Note 9).

On April 18, 2024, the Company moved its principal office address to 4422 N. Ravenswood Ave #1025, Chicago, Illinois 60640. The Company also changed its telephone number to 251-280-1980 (see Note 9).

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

As such the Company has recorded a 1% excise tax liability in the amount of $583,520 on the Company’s condensed consolidated balance sheets as of December 31, 2023 and remains outstanding as of March 31, 2024. The liability does not impact the Company’s condensed consolidated statements of operations and is offset against additional paid-in capital or accumulated deficit if additional paid-in capital is not available.

Going Concern, Liquidity and Capital Resources

As of March 31, 2024, the Company had operating cash of $6,760, restricted cash of $161,449 (excess permitted withdrawal), and a working capital deficit of $6,972,028. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company has no revenue, and its business plan is dependent on the completion of a Business Combination within the Combination Period. If the Company is unable to compete a Business Combination within the Combination Period, it must liquidate. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within a reasonable period of time, which is considered to be one year from the issuance date of the unaudited condensed consolidated financial statements.

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

As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management determined that the liquidity condition and date for mandatory liquidation and dissolution raise substantial doubt about the Company’s ability to continue as a going concern through June 30, 2024, the scheduled liquidation date of the Company if it does not complete a Business Combination prior to such date. Management may raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties to meet the Company’s working capital needs and to complete a Business Combination before the mandatory liquidation date. The Company may not be able to obtain additional financing. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. The Company intends to complete a Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any Business Combination by June 30, 2024. These unaudited condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that might result from its inability to consummate a Business Combination or its inability to continue as a going concern.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in unaudited condensed consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, as filed with the SEC on April 16, 2024. The interim results for the three months ended March 31, 2024 presented are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2024 and December 31, 2023.

Restricted Cash

For the three months ended March 31, 2024, the Company had no withdrawals from the Trust Account in connection with redemptions. For the year ended December 31, 2023, the Company had withdrawn $58,351,987 from Trust Account in connection with redemptions. In the fourth quarter of 2022, the Company partially used the amount to pay $85,232 of franchise taxes. The balance of $213,182 was recorded by the Company as an excess permitted withdrawal from the Company’s trust account and as restricted cash, to be utilized to pay outstanding franchise and income taxes. In connection with the issuance of the Extension Note on July 30, 2023, the Company’s independent directors were informed that certain amounts of restricted cash had been used to make payments to vendors for services provided to the Company, and were advanced to the Sponsor in order for the Sponsor to have sufficient liquidity to fund the Extension Note previously announced by the Company on the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 30, 2023, resulting in an aggregate restricted cash deficiency of $142,851 as of June 30, 2023. As of August 1, 2023, the proceeds of the Working Capital Note dated July 30, 2023, which have been funded by the Sponsor, were sufficient to replenish the Company’s restricted cash level to $213,182.

Through March 31, 2024, the Company has withdrawn a total of $741,013 from the Trust Account for taxes of which $579,564 was already utilized to pay for franchise and income taxes.

As of March 31, 2024 and December 31, 2023, there are restricted cash balances of $161,449 which will be utilized to pay the outstanding franchise and income taxes.

Cash and investments Held in Trust Account

On March 31, 2024 and December 31, 2023, substantially all of the assets held in Trust Account were held in cash. The Company’s cash held in the Trust Account are classified as restricted cash asset. Any investments held in the Trust Account classified as trading securities such as money market funds and treasury bills are presented on the unaudited condensed consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest income from investments held in Trust Account in the accompanying unaudited condensed consolidated statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit. As of March 31, 2024, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying unaudited condensed consolidated balance sheets, primarily due to their short-term nature.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed consolidated financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of March 31, 2024 and December 31, 2023, the Company’s deferred tax asset had a full valuation allowance recorded against it.

The Company’s effective tax rate was (14.43)% and (264.06)% for the years ended March 31, 2024 and 2023, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2024 and 2023, respectively, primarily due to the valuation allowance on the deferred tax assets and merger and acquisition costs treated as permanent differences.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Accordingly, 2,172,851 shares of common stock subject to possible redemption on March 31, 2024 and December 31, 2023 is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s unaudited condensed consolidated balance sheets.

Immediately upon the closing of the IPO, the Company recognized the accretion from the initial book value to redemption amount value. This method would view the end of the reporting period as if it were also the redemption date for the security. The change in the carrying value of redeemable shares of common stock resulted in charges against additional paid-in capital and accumulated deficit.

The shares of common stock reflected on the unaudited condensed consolidated balance sheets are reconciled on the following table:

Redeemable ordinary shares subject to possible redemption at December 31, 2023	$23,850,678
Plus:
Accretion of carrying value to redemption value	189,223
Redeemable ordinary shares subject to possible redemption at March 31, 2024	$24,039,901

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

Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company has excluded the Rights from the calculation of diluted loss per share because the Rights are contingent upon the occurrence of future events and any impact would be anti-dilutive. As a result, diluted net loss per share is the same as basic net loss per share for the year ended March 31, 2024 and December 31, 2023. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per common share.

The following table reflects the calculation of basic and diluted net loss per common share (in dollars, except per share amounts):

	For the Three Months Ended March 31,
	2024		2023
	Redeemable	Non- redeemable	Redeemable	Non- redeemable
Basic and diluted net loss per common share
Numerator:
Allocation of net loss	$(34,205)	$(35,955)	$(175,702)	$(54,499)
Denominator:
Basic and diluted weighted average shares outstanding	2,172,851	2,283,976	7,363,423	2,283,976

Basic and diluted net loss per common share	$(0.02)	$(0.02)	$(0.02)	$(0.02)

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company’s management does not believe the adoption of ASU 2023-09 will have a material impact on its unaudited condensed financial statements and disclosures.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed consolidated financial statements for the period ended March 31, 2024.

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

For the period ended March 31, 2024, the Company expensed a total of $30,000 for support services from the Sponsor of which amount was reported as due to affiliates. For the year ended December 31, 2023, the Company expensed a total of $120,000 for support services from the Sponsor of which $88,000 was reported as due to affiliates, net of $6,000 payments to the Sponsor and $26,000 reversal of previously accrued support services.

As of March 31, 2024 and December 31, 2023, respectively, there were outstanding amounts due to affiliates of $323,663 and $293,663, which will be repaid from Company’s operating account as soon as practicable.

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

On December 29, 2023, the Company issued a promissory note (the “Working Capital Note 5”) in the principal amount of $15,000 to the Sponsor in exchange for cash.

On March 20, 2024, the Company issued a promissory note (the “Working Capital Note 6”) in the principal amount of $373,737 to the Sponsor in exchange for cash.

Working Capital Note 1, together with Working Capital Notes 2,3,4, 5 and 6 (hereinafter, collectively, the “Working Capital Notes”) are non-interest bearing, unsecured promissory notes that will not be repaid in the event that the Company is unable to close an initial business combination unless there are funds available outside the trust account to do so. Such Working Capital Notes would either be paid upon consummation of the Initial Business Combination out of the proceeds of the Trust Account released to the Company or, at the Sponsor’s discretion, converted, in full or in part, upon consummation of the Initial Business Combination into additional private units at a price of $10.00 per unit. Additional Working Capital Notes may be funded at the discretion of the Sponsor, in total amounts for the Working Capital Notes series not to exceed $1.5 million.

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

As of March 31, 2024 and December 31, 2023, respectively, the balance outstanding under the Working Capital Notes was $922,837 and $549,100.

Convertible Promissory Notes – Related Party

On September 30, 2022, the Company issued a first promissory note (the “First Promissory Note”) in the principal amount of $772,769 to the Sponsor in connection with the Extension (see Note 1) (the “First Promissory Note”). The First Promissory Note bears no interest and shall be payable upon the earlier to occur of (i) upon consummation of the Company’s initial business combination out of the proceeds of the Trust Account released to the Company’s or (ii) at the Sponsor’s discretion, converted, in full or in part, upon consummation of the Company’s business combination into additional private units at a price of $10.00 per unit (the “Conversion”).

On December 30, 2022, the Company issued a second promissory note (the “Second Promissory Note” in the principal amount of $772,769 to the Sponsor in connection with the Extension (see Note 1). The Second Promissory Note bears no interest and shall be payable upon the earlier to occur of (i) upon consummation of the Company’s initial business combination out of the proceeds of the Trust Account released to the Company’s or (ii) at the Sponsor’s discretion, converted, in full or in part, upon consummation of the Company’s business combination into additional private units at a price of $10.00 per unit (the “Conversion”).

On each of March 30, 2023, April 30, 2023, May 30, 2023, June 30, 2023, July 30, 2023 and August 30, 2023, the Company issued six promissory notes to the Sponsor in connection with the Extension (see Note 1) in the principal amount of $125,000 for each note (together with the First Promissory Note and the Second Promissory note, collectively, the “Convertible Promissory Notes”). The Convertible Promissory Notes bear no interest and shall be payable upon the earlier to occur of (i) upon consummation of the Company’s initial business combination out of the proceeds of the Trust Account released to the Company’s or (ii) at the Sponsor’s discretion, converted, in full or in part, upon consummation of the Company’s business combination into additional private units at a price of $10.00 per unit (the “Conversion”).

The Convertible Promissory Notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, convertible into private units of the post-Business Combination entity at a price of $10.00 per unit. The conversion feature was analyzed under ASC 470-20, “Debt with Conversion or Other Options”, the Promissory Notes did not include any premium or discounts. The conversion option did not include elements that would require bifurcation under ASC 815-40, “Derivatives and Hedging.” The convertible note payable and conversion feature does not meet the requirements for classification under ASC 480 and as a result is not required to be accounted for as a liability under ASC 480. In this case, the conversion feature embedded within the convertible promissory note does not require bifurcation and as a result remains embedded within the debt instrument because the convertible promissory note conversion feature does not meet the definition of a derivative as it fails the net settlement requirement. The embedded conversion feature does qualify as equity under ASC 815-40 as the exercise contingency is not based on an observable market or index unrelated to the issuer, the instrument meets the fixed-for-fixed criteria under ASC 815-40-15, meets the requirements for equity classification pursuant to ASC 815-40-25-1 and 25-2 and does not meet the definition of a derivative as it fails the net settlement requirement. Based on this analysis, the scope exception would apply, and the embedded conversion feature would fail to satisfy the third bifurcation condition within ASC 815-15-25-1.

At both March 31, 2024 and December 31, 2023, there was an aggregate of $2,296,371 outstanding under the Convertible Promissory Notes.

The total Convertible Promissory Note sand Working Capital Loans outstanding reported in the accompanying unaudited condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023, respectively, were $3,219,208 and $2,845,471.

Support Services

Commencing on December 27, 2021, the Company entered into an agreement to pay the Sponsor $10,000 per month for the use of office space and administrative support services. For the three months ended March 31, 2024 and 2023, $30,000 has been expensed related to the agreement of which $30,000 included in due to affiliates in the accompanying unaudited condensed consolidated balance sheet.

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

Backstop Agreement

The Company’s independent directors were informed that on May 3, 2023, the Company and Welsbach Holdings Pte Ltd (the “Backstopper”), an affiliate of the Sponsor, entered into a backstop agreement (the “Backstop Agreement”) pursuant to which the Backstopper guarantees any deficiency of restricted cash which may exist as of March 31, 2024, and agrees to advance funds as needed to remedy any such deficiency. The foregoing summary of the Backstop Agreement is qualified in its entirety by the text of the Backstop Agreement, a copy of which is attached as Exhibit 10.3 to the Current Report on Form 8-K filed by the Company on August 1, 2023 and incorporated by reference herein.

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

Common stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. As of March 31, 2024 and December 31, 2023, there were 2,283,976 shares of common stock outstanding excluding 2,172,851 and 2,172,851 shares of common stock subject to possible redemption, respectively.

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

At March 31, 2024 and December 31, 2023, the assets held in the Trust Account were held in cash. From inception through March 31, 2024, the Company withdrew $58,351,987 in connection with redemptions of common stock, which includes $1,391,640 of the interest earned on the Trust Account distributed to the stockholders, $741,013 of the interest earned on the Trust Account to pay franchise and income taxes of which $161,449 is reported as restricted cash on the accompanying consolidated balance sheets.

At March 31, 2024 and December 31, 2023 there were not assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed consolidated financial statements were issued. Based upon this review, other than as described below or within these financial statements, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

On April 1, 2024, the Company entered into a business combination agreement with EM for a business combination.

On April 5, 2024, the Company has received e-mail confirmation from Nasdaq that the Total Holder Requirement deficiency has been cured, followed by a formal confirmation from Nasdaq on April 11, 2024.

On April 18, 2024, the Company moved its principal office address to 4422 N. Ravenswood Ave #1025, Chicago, Illinois 60640. The Company also changed its telephone number to 251-280-1980.

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

Recent Developments

On March 20, 2024, the Company issued a promissory note (the “Working Capital Note 6”) in the principal amount of $373,737 to the Sponsor in exchange for cash.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the period ended March 31, 2024 were in connection with the search for a prospective initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We generate non-operating income in the form of interest income from the proceeds of the IPO placed in the Trust Account. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended March 31, 2024, we had a net loss of $70,160, which primarily consists of operating expenses of $271,992, franchise taxes of $50,000 and a provision for income taxes of $8,849, offset by interest earned on cash held in the Trust Account in total of $260,681.

For the three months ended March 31, 2023, we had a net loss of $230,201, which primarily consists of operating expenses of $858,322, franchise taxes of $50,000, and a provision for income taxes of $166,969, offset by interest and dividend earned on marketable securities held in the Trust Account in total of $845,090.

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

For the three months ended March 31, 2024, cash used in operating activities was $373,737. Net cash provided by financing activities was $373,737 mainly reflecting proceeds from convertible promissory notes entered into with the Sponsor.

For the three months ended March 31, 2023, cash provided by operating activities was $42,464,315. Net cash used in investing activities was $125,000 and net cash used in financing activities was $42,511,600 mainly reflecting the redemptions of common stock due to stockholders exercising their redemption rights in connection with the Extension.

At March 31, 2024, we had cash held in the trust account of $24,029,910. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less income taxes payable), to complete our business combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies. For the three months ended March 31, 2024, the Company had no withdrawals from the trust account to pay franchise and income taxes.

At March 31, 2024, we had operating cash of $6,760, restricted cash of $161,449 (excess permitted withdrawal) outside of the trust account. We have used and intend to continue to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination. In connection with the issuance of the Working Capital Note 1 on July 30, 2023, the Company’s independent directors were informed that certain amounts of restricted cash had been used to make payments to vendors for services provided to the Company, and were advanced to the Sponsor in order for the Sponsor to have sufficient liquidity to fund the Extension Note previously announced by the Company on the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 30, 2023, resulting in an aggregate restricted cash deficiency of $142,851 as of June 30, 2023. As of August 1, 2023, the proceeds of the Working Capital Note 1 dated July 30, 2023, which have been funded by the Sponsor, were sufficient to replenish the Company’s restricted cash level to $213,182. Through March 31, 2024, the Company has withdrawn a total of $741,013 from the Trust Account for taxes of which $579,564 was already utilized to pay for franchise and income taxes. As of March 31, 2024 and December 31, 2023, respectively, there is a restricted cash balance of $161,449 which will be utilized to pay the outstanding franchise and income taxes.

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

As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management determined that the liquidity condition and date for mandatory liquidation and dissolution raise substantial doubt about the Company’s ability to continue as a going concern through August 30, 2023, the scheduled liquidation date of the Company if it does not complete a Business Combination prior to such date. Management may raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties to meet the Company’s working capital needs and to complete a Business Combination before the mandatory liquidation date. The Company may not be able to obtain additional financing. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. The Company intends to complete a Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any Business Combination by June 30, 2024. These unaudited condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that might result from its inability to consummate a Business Combination or its inability to continue as a going concern.

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

On September 30, 2022, the Company issued a first promissory note (the “First Promissory Note”) in the principal amount of $772,769 to the Sponsor in connection with the Extension. The First Promissory Note bears no interest and shall be payable upon the earlier to occur of (i) upon consummation of the Company’s initial business combination out of the proceeds of the Trust Account released to the Company’s or (ii) at the Sponsor’s discretion, converted, in full or in part, upon consummation of the Company’s business combination into additional private units at a price of $10.00 per unit.

On December 30, 2022, the Company issued a second promissory note (the “Second Promissory Note”) in the principal amount of $772,769 to the Sponsor in connection with the Extension. The Second Promissory Note bears no interest and shall be payable upon the earlier to occur of (i) upon consummation of the Company’s initial business combination out of the proceeds of the Trust Account released to the Company’s or (ii) at the Sponsor’s discretion, converted, in full or in part, upon consummation of the Company’s business combination into additional private units at a price of $10.00 per unit.

On March 30, 2023, April 30, 2023, May 30, 2023, June 30, 2023, July 30, 2023 and August 30, 2023, the Company issued six promissory notes to the Sponsor in connection with the March Extensions (the “Third”, “Fourth”, “Fifth”, “Sixth”, “Seventh”, and “Eighth” Promissory Notes) in the principal amount of $125,000 for each note. The First Promissory Note together with Second through Eighth Promissory Notes (collectively, the “Convertible Promissory Notes”). The Convertible Promissory Notes bear no interest and shall be payable upon the earlier to occur of (i) upon consummation of the Company’s initial business combination out of the proceeds of the Trust Account released to the Company’s or (ii) at the Sponsor’s discretion, converted, in full or in part, upon consummation of the Company’s business combination into additional private units at a price of $10.00 per unit (the “Conversion”).

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

On December 29, 2023, the Company issued a promissory note (the “Working Capital Note 5”) in the principal amount of $15,000 to the Sponsor in exchange for cash.

On March 20, 2024, the Company issued a promissory note (the “Working Capital Note 6”) working capital promissory note to the Sponsor in the principal amount of $373,737 in exchange for cash.

Working Capital Note 1, together with Working Capital Notes 2 3,4,5 and 6, the (hereinafter, collectively, the “Working Capital Notes”) are a non-interest bearing, unsecured promissory notes that will not be repaid in the event that the Company is unable to close an initial business combination unless there are funds available outside the trust account to do so. Such Working Capital Notes would either be paid upon consummation of the Initial Business Combination out of the proceeds of the Trust Account released to the Company or, at the Sponsor’s discretion, converted, in full or in part, upon consummation of the Initial Business Combination into additional private units at a price of $10.00 per unit. Additional Working Capital Notes may be funded at the discretion of the Sponsor, in total amounts for the Working Capital Notes series not to exceed $1.5 million.

The Convertible Promissory Notes and Working Capital Notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, convertible into private units of the post-Business Combination entity at a price of $10.00 per unit. The conversion feature was analyzed under ASC 470-20, “Debt with Conversion or Other Options”, the note did not include any premium or discounts. The conversion option did not include elements that would require bifurcation under ASC 815-40, “Derivatives and Hedging.” The convertible note payable and conversion feature does not meet the requirements for classification under ASC 480 and as a result is not required to be accounted for as a liability under ASC 480. In this case, the conversion feature embedded within the convertible promissory note does not require bifurcation and as a result remains embedded within the debt instrument because the convertible promissory note conversion feature does not meet the definition of a derivative as it fails the net settlement requirement. The embedded conversion feature does qualify as equity under ASC 815-40 as the exercise contingency is not based on an observable market or index unrelated to the issuer, the instrument meets the fixed-for-fixed criteria under ASC 815-40-15, meets the requirements for equity classification pursuant to ASC 815-40-25-1 and 25-2 and does not meet the definition of a derivative as it fails the net settlement requirement. Based on this analysis, the scope exception would apply, and the embedded conversion feature would fail to satisfy the third bifurcation condition within ASC 815-15-25-1.

As of March 31, 2024 and December 31, 2023, respectively, there was $2,296,371 outstanding under the Convertible Promissory Notes.

As of March 31, 2024 and December 31, 2023, respectively, there were $922,837 and $549,100 outstanding under the Working Capital Notes.

The Company’s independent directors were informed that on May 3, 2023, the Company and Welsbach Holdings Pte Ltd (the “Backstopper”), an affiliate of the Sponsor, entered into a backstop agreement (the “Backstop Agreement”) pursuant to which the Backstopper guarantees any deficiency of restricted cash which may exist as of March 31, 2024, and agrees to advance funds as needed to remedy any such deficiency. The foregoing summary of the Backstop Agreement is qualified in its entirety by the text of the Backstop Agreement, a copy of which is attached as Exhibit 10.3 to the Current Report on Form 8-K filed by the Company on August 1, 2023 and incorporated by reference herein.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2024. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

On November 10, 2023, the Company issued Working Capital Note 4 in the principal amount of $50,000 to the Sponsor in exchange for cash.

On December 29, 2023, the Company issued Working Capital Note 5 in the principal amount of $15,000 to the Sponsor in exchange for cash.

On March 20, 2024, the Company issued a Working Capital Note 6 in the principal amount of $373,737 to the Sponsor in exchange for cash.

As of March 31, 2024 and December 31, 2023, respectively, there was an aggregate of $2,296,371 outstanding under the Convertible Promissory Notes.

As of March 31, 2024 and December 31, 2023, respectively, there were amounts of $922,837 and $549,100, respectively, outstanding under the Working Capital Notes.

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

Critical Accounting Policies and Estimates

Critical Accounting Policies

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our unaudited condensed consolidated balance sheets. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

Net Loss per Share of Common Stock

The Company computes loss per share in accordance with ASC 260-10-45 “Earnings per Share”, which requires presentation of both basic and diluted loss per share on the face of the statement of operations. The Company’s public common shares have a redemption right, which differ from the common shares that the sponsors hold. Accordingly, the Company has effectively two classes of shares, which are referred to as public common shares and Founder Shares. Income and losses are shared pro rata between the two classes of shares. Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture by the Sponsor. At March 31, 2024, the Company did not have any dilutive securities and/or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

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

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company’s management does not believe the adoption of ASU 2023-09 will have a material impact on its unaudited condensed financial statements and disclosures.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed consolidated financial statements.

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

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

Date: May 15, 2024	By:	/s/ Daniel Mamadou
	Name:	Daniel Mamadou
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2024	By:	/s/ John Stanfield
	Name:	John Stanfield
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)