Form 10-Q
period 2024-06-30
Welsbach Technology Metals Acquisition Corp.
filed 2024-08-14
CIK 1866226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

160 S Craig Place

Lombard, Illinois 60148

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

As of August 14, 2024, there were 3,366,765 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2024

i

PART 1 – FINANCIAL INFORMATION

Item 1. Interim Consolidated Financial Statements (Unaudited)

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets
Cash	$2,564	$6,760
Prepaid expenses and other assets	40,500	833
Total current assets	43,064	7,593
Restricted cash	168,012	161,449
Cash and investment held in Trust Account	24,269,376	23,769,229
TOTAL ASSETS	$24,480,452	$23,938,271

LIABILITIES, REDEEMABLE COMMON STOCK, AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$2,800,319	$2,846,126
Due to affiliates	353,663	293,663
Franchise tax payable	186,812	80,000
Income taxes payable	35,098	—
Due to stockholders for redemption of Common Stock	12,219,791	—
Excise tax payable	705,718	583,520
Convertible promissory notes – related party	2,296,371	2,296,371
Working capital loans – related party	1,100,610	549,100
Total current liabilities	19,698,382	6,648,780
Deferred underwriting fee payable	2,704,690	2,704,690
TOTAL LIABILITIES	22,403,072	9,353,470

COMMITMENTS AND CONTINGENCIES (NOTE 6)
REDEEMABLE COMMON STOCK
Common Stock subject to possible redemption, $0.0001 par value, 1,082,789 shares at redemption value of $11.08 per share at June 30, 2024 and 2,172,581 shares at redemption value of $10.98 at December 31, 2023, respectively	11,995,687	23,850,678

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Common stock; $0.0001 par value; 100,000,000 shares authorized; 2,283,976 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively (excluding 1,082,789 shares at June 30, 2024 and 2,172,851 shares at December 31, 2023 subject to redemption)	228	228
Additional Paid in Capital	—	—
Accumulated deficit	(9,918,535)	(9,266,105)
TOTAL STOCKHOLDERS’ DEFICIT	(9,918,307)	(9,265,877)
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK, AND STOCKHOLDERS’ DEFICIT	$24,480,452	$23,938,271

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
OPERATING EXPENSES
General and administrative	$277,662	$330,636	$549,654	$1,188,958
Franchise tax	50,000	50,000	100,000	100,000
Loss from operations	327,662	380,636	649,654	1,288,958

Other (expense) income:
Interest income from investments held in Trust Account	258,639	502,106	519,320	1,347,196
Other (expense) income, net	258,639	502,106	519,320	1,347,196

(Loss) Income before provision for income taxes	(69,023)	121,470	(130,334)	58,238
Provision for income taxes	(26,249)	(94,942)	(35,098)	(261,911)
Net (loss) income	$(95,272)	$26,528	$(165,432)	$(203,673)

Weighted average shares outstanding of common stock - redemption feature	2,148,894	3,629,722	2,160,872	5,486,258
Basic and diluted net (loss) income per share of common stock - redemption feature	$(0.02)	$0.00	$(0.04)	$(0.03)

Weighted average shares outstanding of common stock - no redemption feature	2,283,976	2,283,976	2,283,976	2,283,976
Basic and diluted net (loss) income per share of common stock - no redemption feature	$(0.02)	$0.00	$(0.04)	$(0.03)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

	Common stock		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	capital	deficit	Deficit
Balance, January 1, 2024	2,283,976	$228	$—	$(9,266,105)	$(9,265,877)
Accretion of redeemable common stock to redemption value	—	—	—	(189,223)	(189,223)
Net loss	—	—	—	(70,160)	(70,160)
Balance, March 31, 2024	2,283,976	228	—	(9,525,488)	(9,525,260)
Accretion of redeemable common stock to redemption value	—	—	—	(175,577)	(175,577)
Excise tax on redemption of Class A common stock	—	—	—	(122,198)	(122,198)
Net loss	—	—	—	(95,272)	(95,272)
Balance, June 30, 2024	2,283,976	$228	$—	$(9,918,535)	$(9,918,307)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Common stock		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	capital	deficit	Deficit
Balance, January 1, 2023	2,283,976	$228	$—	$(5,939,864)	$(5,939,636)
Accretion of redeemable common stock to redemption value	—	—	—	(750,670)	(750,670)
Net loss	—	—	—	(230,201)	(230,201)
Balance, March 31, 2023	2,283,976	228	—	(6,920,735)	(6,920,507)
Accretion of redeemable common stock to redemption value	—	—	—	(722,985)	(722,985)
Net income	—	—	—	26,528	26,528
Balance, June 30, 2023	2,283,976	$228	$—	$(7,617,192)	$(7,616,964)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(165,432)	$(203,673)
Adjustments to reconcile net loss to net cash used in operating activities:
Income on investments held in Trust Account	(519,320)	(1,347,196)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(39,667)	(40,833)
Due to affiliates	60,000	34,000
Accounts payable	(45,807)	830,803
Franchise tax payable	106,812	111,630
Income taxes payable	35,098	261,911
Net cash used in operating activities	(568,316)	(353,358)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash deposited to Trust Account	—	(500,000)
Notes receivable - related party	—	(124,166)
Repayment of notes receivable - related party	—	25,000
Cash withdrawn from Trust Account in connection with redemption	—	42,636,600
Cash withdrawn from Trust Account to pay franchise and income taxes	19,173	—
Net cash provided by investing activities	19,173	42,037,434

CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of common stock - due to stockholders	—	(42,636,600)
Proceeds from convertible promissory note – related party	—	500,000
Proceeds from working capital loans – related party	551,510	—
Net cash provided by (used in) financing activities	551,510	(42,136,600)

NET CHANGE IN CASH AND RESTRICTED CASH	2,367	(452,524)
CASH AND RESTRICTED CASH, BEGINNING OF PERIOD	168,209	523,063
CASH AND RESTRICTED CASH, END OF PERIOD	$170,576	$70,539

CASH AND RESTRICTED CASH, END OF PERIOD
Cash	$2,564	$208
Restricted cash	168,012	70,331
CASH AND RESTRICTED CASH, END OF PERIOD	$170,576	$70,539

Supplemental disclosure on noncash activities:
Accretion for redeemable common stock to redemption value	$364,800	$1,473,655
Excise tax on redemption of Class A common stock	$122,198	$—
Due to stockholders for redemption of Common Stock	$12,219,791	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

JUNE 30, 2024

Note 1 — Description of Organization and Business Operations and Liquidity

Welsbach Technology Metals Acquisition Corp. (the “Company” or “WTMA”) was incorporated in Delaware on May 27, 2021. The Company is a blank check company formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (the “Business Combination”).

The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

The Company has one subsidiary, WTMA Merger Subsidiary Corp. (the “Merger Sub”), a direct wholly owned subsidiary of the Company incorporated in the state of Delaware on October 19, 2022. As of June 30, 2024, the subsidiary had no activity.

As of June 30, 2024, the Company had not commenced any operations. All activity through June 30, 2024, relates to the Company’s formation and Initial Public Offering (“IPO”), which is described below and, since the offering, the search for a prospective Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income earned on cash and investments from the proceeds derived from the IPO. The registration statement for the Company’s IPO was declared effective on December 27, 2021. On December 30, 2021, the Company consummated the IPO of 7,500,000 units (“Units”), each Unit containing one share of common stock (the “Public Shares”) and one right to receive 1/10 of one share of common stock upon the consummation of the Business Combination (the “Public Rights”), at $10.00 per Unit generating gross proceeds of $75,000,000, which is discussed in Note 3. The Company has selected December 31 as its fiscal year end.

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

The Company initially had until September 30, 2022 to complete a Business Combination, 9 months following the consummation of the Company’s IPO, and further extended, as described below, to 12 and 15 months following the IPO, as the Sponsor extended the period of time to consummate a Business Combination two times by an additional three months, pursuant to the terms of the Company’s Certificate of Incorporation and the trust agreement. The Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay the Company’s franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. As of June 24, 2024, the Company announced that funds in the Company’s Trust Account established to hold a portion of the proceeds from the Company’s initial public offering, including any interest thereon, will not be used, now or in the future, to pay for any dissolution expenses in connection with the liquidation of the Trust Account.

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

On September 29, 2023, the Company held a special meeting of its stockholders. The stockholders approved the proposal to amend (the “September Charter Amendment”) the Company’s charter by allowing the Company to extend the Combination Period with a target for up to an additional nine months, from September 30, 2023, to up to June 30, 2024 and proposal to amend the Trust Agreement, allowing the Company to extend the Combination Period for up to an additional nine months, from September 30, 2023, to up to June 30, 2024 (the “September Trust Amendment” and together with the September Charter Amendment, the “September Extensions”), for no contribution to the trust account. In connection with the votes to approve the September Extensions, the holders of 1,456,871 shares of common stock of the Company properly exercised and did not reverse, their right to redeem their shares for cash at a redemption price of $10.79 per share, for an aggregate redemption amount of approximately $15.7 million. The amount due to the redeeming stockholders was subsequently disbursed on October 12, 2023.

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

On April 1, 2024, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, the Merger Sub, and EM. Upon the terms and subject to the conditions set forth in this Merger Agreement, the Company, Merger Sub and the EM (Merger Sub and EM sometimes being referred to herein as the “Constituent Corporations”) shall cause Merger Sub to be merged with and into EM, with EM being the surviving corporation in the Merger. The Merger shall be consummated in accordance with the Merger Agreement and shall be evidenced by a certificate of merger with respect to the Merger (as so filed, the “Merger Certificate”), executed by the Constituent Corporations in accordance with the relevant provisions of the Delaware General Corporation Law (“DGCL”),. Upon consummation of the Merger, the separate corporate existence of Merger Sub shall cease and EM, as the surviving corporation of the Merger (hereinafter the “Surviving Corporation”), shall continue its corporate existence under the DGCL, as a wholly owned subsidiary of the Company. The Company will immediately be renamed Evolution Metals & Technologies Corp.

On April 5, 2024, the Company has received e-mail confirmation from Nasdaq that the Total Holder Requirement deficiency has been cured, followed by a formal confirmation from Nasdaq on April 11, 2024.

On April 18, 2024, the Company moved its principal office address to 4422 N. Ravenswood Ave #1025, Chicago, Illinois 60640. The Company also changed its telephone number to 251-280-1980.

On June 17, 2024, the Company received a letter from the Nasdaq Listing Qualifications department of Nasdaq Stock Market LLC (“Nasdaq”) stating that the Company no longer complies with Nasdaq’s independent director, audit committee, and compensation committee requirements as set forth in Listing Rule 5605 due to the resignations of Ms. Emily King and Mr. Andrew Switaj from the Company’s board, audit committee, and compensation committee on March 18, 2024.

On June 28, 2024, the Company held a special meeting of its stockholders. The stockholders approved the proposal to amend (the “June Charter Amendment”) the Company’s charter by allowing the Company to extend the Combination Period with a target for up to an additional twelve months, from June 30, 2024, to up to June 30, 2025 and proposal to amend the Trust Agreement, allowing the Company to extend the Combination Period for up to an additional twelve months, from June 30, 2024, to up to June 30, 2025 (the “June Trust Amendment” and together with the June Charter Amendment, the “June Extensions”). In connection with the votes to approve the June Extension, the holders of 1,090,062 shares of common stock of the Company properly exercised, and as of the date hereof have not reversed, their right to redeem their shares for cash at a redemption price of approximately $11.21 per share, for an aggregate redemption amount of approximately $12.22 million. The amount due to the redeeming stockholders was subsequently disbursed on August 2, 2024.

The Sponsor and the Company have entered into Non-Redemption Agreements with several unaffiliated third parties (the “Investors”) on substantially the same terms in exchange for their agreement to not redeem an aggregate of 1,125,000 ordinary shares in the Company at the Special Stockholder Meeting. In exchange for the foregoing commitment not to redeem such shares, the Sponsor has agreed to cause MergeCo to issue to such Investors an aggregate of 337,500 ordinary shares of MergeCo immediately following the consummation of an initial business combination if they continue to hold such Non-Redeemed Shares through the Special Stockholder Meeting.

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

For the six months ended June 30, 2024, the Company’s stockholders redeemed 1,090,062 Common shares for a total of $12,219,791. For the year ended December 31, 2023, the Company’s stockholders redeemed an aggregate 5,554,835 Common shares for a total of $58,351,987. The Company evaluated the classification and accounting of the stock redemption under ASC 450, “Contingencies”. ASC 450 states that when a loss contingency exists the likelihood that the future event(s) will confirm the loss or impairment of an asset or the incurrence of a liability can range from probable to remote. A contingent liability must be reviewed at each reporting period to determine appropriate treatment. The excise tax is determined at year end based on events that occurred during the year. The excise tax is representative of a contingent liability that is probable of occurring due to the extension to June 30, 2024, past the end of the Company’s current year reporting period. The Company would be required to record a liability in the amount of the excise tax liability which would be calculated as 1% of the shares redeemed during the reporting period. This position would be reviewed at the end of each reporting period for any change in fact. If the SPAC were to completely liquidates and dissolves (within the meaning of § 1.331-1(d)(1)(ii)) during a taxable year (that is, has a final distribution in complete liquidation to which § 331 applies during that taxable year), no distribution by that covered corporation or covered surrogate foreign corporation during that taxable year is a repurchase.

As such the Company has recorded a 1% excise tax liability in the amount of $705,718 and $583,520 on the Company’s condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023, respectively. The liability does not impact the Company’s condensed consolidated statements of operations and is offset against additional paid-in capital or accumulated deficit if additional paid-in capital is not available.

During the second quarter of 2024, the Internal Revenue Service (the “IRS”) issued final regulations with respect to the timing and payment of the excise tax. Pursuant to those regulations, the Company would need to file a return and remit payment for any liability incurred during the period from January 1, 2023 to December 31, 2023 on or before October 31, 2024.

The Company is currently evaluating its options with respect to payment of this obligation. If the Company is unable to pay its obligation in full, it will be subject to additional interest and penalties which are currently estimated at 10% interest per annum and a 0.5% underpayment penalty per month or portion of a month up to 25% of the total liability for any amount that is unpaid from November 1, 2024 until paid in full.

Going Concern, Liquidity and Capital Resources

As of June 30, 2024, the Company had operating cash of $2,564, restricted cash of $168,012 (excess permitted withdrawal), and a working capital deficit of $7,435,527. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company has no revenue, and its business plan is dependent on the completion of a Business Combination within the Combination Period. If the Company is unable to compete a Business Combination within the Combination Period, it must liquidate. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within a reasonable period of time, which is considered to be one year from the issuance date of the unaudited condensed consolidated financial statements.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in unaudited condensed consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, as filed with the SEC on April 16, 2024. The interim results for the three and six months ended June 30, 2024 presented are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2024 and December 31, 2023.

Restricted Cash

For the six months ended June 30, 2024, the Company had no withdrawals from the Trust Account in connection with redemptions and had withdrawn $19,173 from the Trust Account for the purpose of paying the Company’s franchise and income taxes.

From inception through June 30, 2024, the Company has withdrawn a total of $760,186 from the Trust Account for taxes of which $592,174 was already utilized to pay for franchise and income taxes. From inception through December 31, 2023, the Company has withdrawn a total of $741,013 from the Trust Account for taxes of which $579,564 was already utilized to pay for franchise and income taxes.

As of June 30, 2024 and December 31, 2023, there are restricted cash balances of $168,012 and $161,449, respectively, which will be utilized to pay the outstanding franchise and income taxes.

Cash and investments Held in Trust Account

On June 30, 2024 and December 31, 2023, substantially all of the assets held in Trust Account were held in cash. The Company’s cash held in the Trust Account are classified as restricted cash asset. Any investments held in the Trust Account classified as trading securities such as money market funds and treasury bills are presented on the unaudited condensed consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest income from investments held in Trust Account in the accompanying unaudited condensed consolidated statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit. As of June 30, 2024, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying unaudited condensed consolidated balance sheets, primarily due to their short-term nature.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed consolidated financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2024 and December 31, 2023, the Company’s deferred tax asset had a full valuation allowance recorded against it.

The Company’s effective tax rate was (38.03)% and 78.16% for the three months ended June 30, 2024 and 2023, respectively, (26.93)% and 449.73% for the six months ended June 30, 2024 and 2023, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2024 and 2023, respectively, primarily due to the valuation allowance on the deferred tax assets and merger and acquisition costs treated as permanent differences.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

On June 28, 2024, in connection with the votes to approve the June Extensions, the holders of 1,090,062 shares of common stock of the Company properly exercised their right to redeem their shares for an aggregate redemption amount of approximately $12.22 million, leaving approximately $12.06 million in the trust account, based on the approximately $24.28 million held in the trust account as of June 28, 2024 (less funds that may be withdrawn to pay taxes).

Accordingly, 1,082,789 and 2,172,851 shares of common stock subject to possible redemption on June 30, 2024 and December 31, 2023, respectively, are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s unaudited condensed consolidated balance sheets.

Immediately upon the closing of the IPO, the Company recognized the accretion from the initial book value to redemption amount value. This method would view the end of the reporting period as if it were also the redemption date for the security. The change in the carrying value of redeemable shares of common stock resulted in charges against additional paid-in capital and accumulated deficit.

The shares of common stock reflected on the unaudited condensed consolidated balance sheets are reconciled on the following table:

Redeemable ordinary shares subject to possible redemption at December 31, 2023	$23,850,678
Less:
Redemption of Common Stock	(12,219,791)
Plus:
Accretion of carrying value to redemption value	364,800
Redeemable ordinary shares subject to possible redemption at June 30, 2024	$11,995,687

Net (Loss) Income per Common Share

The Company computes (loss) income per share in accordance with ASC 260-10-45 “Earnings per Share”, which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. The Company’s public common shares have a redemption right, which differ from the common shares that the sponsors hold. Accordingly, the Company has effectively two classes of shares, which are referred to as public common shares and Founder Shares. Income and losses are shared pro rata between the two classes of shares. Basic loss per share is computed by dividing net (loss) income available to common stockholders by the weighted average number of outstanding common shares during the period. Accretion associated with the common stock subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value.

Diluted (loss) income per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive (loss) income per share excludes all potential common shares if their effect is anti-dilutive. The Company has excluded the Rights from the calculation of diluted (loss) income per share because the Rights are contingent upon the occurrence of future events and any impact would be anti-dilutive. As a result, diluted net (loss) income per share is the same as basic net (loss) income per share for the three and six months ended June 30, 2024 and 2023. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net (loss) income per common share.

The following table reflects the calculation of basic and diluted net (loss) income per common share (in dollars, except per share amounts):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2024		2023		2024		2023
	Redeemable	Non- redeemable	Redeemable	Non- redeemable	Redeemable	Non- redeemable	Redeemable	Non- redeemable
Basic and diluted net (loss) income per common share
Numerator:
Allocation of net (loss) income	$(46,184)	$(49,088)	$16,282	$10,246	$(80,425)	$(85,007)	$(143,806)	$(59,867)
Denominator:
Basic and diluted weighted average shares outstanding	2,148,894	2,283,976	3,629,722	2,283,976	2,160,872	2,283,976	5,486,258	2,283,976

Basic and diluted net (loss) income per common share	$(0.02)	$(0.02)	$0.00	$0.00	$(0.04)	$(0.04)	$(0.03)	$(0.03)

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

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed consolidated financial statements for the period ended June 30, 2024.

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

For the period ended June 30, 2024, the Company expensed a total of $60,000 for support services from the Sponsor of which amount was reported as due to affiliates. For the year ended December 31, 2023, the Company expensed a total of $120,000 for support services from the Sponsor of which $88,000 was reported as due to affiliates, net of $6,000 payments to the Sponsor and $26,000 reversal of previously accrued support services.

As of June 30, 2024 and December 31, 2023, respectively, there were outstanding amounts due to affiliates of $353,663 and $293,663, which will be repaid from Company’s operating account as soon as practicable.

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

On June 28, 2024, the Company issued a promissory note (the “Working Capital Note 7”) in the principal amount of $177,773 to the Sponsor in exchange for cash.

Working Capital Note 1, together with Working Capital Notes 2,3,4, 5, 6 and 7 (hereinafter, collectively, the “Working Capital Notes”) are non-interest bearing, unsecured promissory notes that will not be repaid in the event that the Company is unable to close an initial business combination unless there are funds available outside the trust account to do so. Such Working Capital Notes would either be paid upon consummation of the Initial Business Combination out of the proceeds of the Trust Account released to the Company or, at the Sponsor’s discretion, converted, in full or in part, upon consummation of the Initial Business Combination into additional private units at a price of $10.00 per unit. Additional Working Capital Notes may be funded at the discretion of the Sponsor, in total amounts for the Working Capital Notes series not to exceed $1.5 million.

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

As of June 30, 2024 and December 31, 2023, respectively, the balances outstanding under the Working Capital Notes were $1,100,610 and $549,100 reported in Working capital loans – related party in the accompanying unaudited condensed consolidated balance sheets.

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

At both June 30, 2024 and December 31, 2023, there was an aggregate of $2,296,371 outstanding under the Convertible Promissory Notes reported in Convertible promissory notes – related party in the accompanying unaudited condensed consolidated balance sheets.

Support Services

Commencing on December 27, 2021, the Company entered into an agreement to pay the Sponsor $10,000 per month for the use of office space and administrative support services. For the three and six months ended June 30, 2024 and 2023, $30,000 and $60,000, respectively, has been expensed related to the agreement and are included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations. As of June 30, 2024 and December 31, 2023, respectively, $60,000 and $114,000 is included in due to affiliates in the accompanying unaudited condensed consolidated balance sheet.

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

Merger Agreement

On April 1, 2024, the Company entered into a Merger Agreement by and among the Company, the Merger Sub and EM.

The Merger

The Merger Agreement provides that, among other things and upon the terms and subject to the conditions thereof, the following transactions will occur:

(i)	Upon the terms and subject to the conditions set forth in this Merger Agreement, the Company, Merger Sub and the EM (Merger Sub and EM sometimes being referred to herein as the “Constituent Corporations”) shall cause Merger Sub to be merged with and into EM, with EM being the surviving corporation in the Merger.

(ii)	The Merger shall be consummated in accordance with the Merger Agreement and shall be evidenced by a certificate of merger with respect to the Merger (as so filed, the “Merger Certificate”), executed by the Constituent Corporations in accordance with the relevant provisions of the Delaware General Corporation Law (“DGCL”), Upon consummation of the Merger, the separate corporate existence of Merger Sub shall cease and EM, as the surviving corporation of the Merger (hereinafter the “Surviving Corporation”), shall continue its corporate existence under the DGCL, as a wholly owned subsidiary of the Company.

(iii)	The Company will immediately be renamed Evolution Metals & Technologies Corp.

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

Backstop Agreement

The Company’s independent directors were informed that on May 3, 2023, the Company and Welsbach Holdings Pte Ltd (the “Backstopper”), an affiliate of the Sponsor, entered into a backstop agreement (the “Backstop Agreement”) pursuant to which the Backstopper guarantees any deficiency of restricted cash which may exist as of June 30, 2024, and agrees to advance funds as needed to remedy any such deficiency. The foregoing summary of the Backstop Agreement is qualified in its entirety by the text of the Backstop Agreement, a copy of which is attached as Exhibit 10.3 to the Current Report on Form 8-K filed by the Company on August 1, 2023 and incorporated by reference herein.

Non-redemption Agreement

On September 27, 2023 and September 29, 2023, the Sponsor entered into Non-Redemption Agreements with various stockholders of the Company pursuant to which these stockholders committed not to redeem their redeemable shares in connection with the special meeting held on September 29, 2023, but still retained their right to redeem in connection with the closing of the Business Combination. The commitment to not redeem was accepted by holders of 2,432,185 shares of redeemable common stock. In consideration of this agreement, the Sponsor agreed to cause the surviving entity (“MergeCo”) of any future WTMA initial business combination to issue to such shareholders a certain number of additional ordinary or common shares of MergeCo immediately following the consummation of an initial business combination, if they continue to hold such Non-Redeemed Shares through the special stockholder meeting held on September 29, 2023.

On June 28, 2024, the Sponsor and the Company have entered into Non-Redemption Agreements with several unaffiliated third parties (the “Investors”) on substantially the same terms in exchange for their agreement to not redeem an aggregate of 1,125,000 ordinary shares in the Company at the special meeting held on June 28, 2024. In exchange for the foregoing commitment not to redeem such shares, the Sponsor has agreed to cause MergeCo to issue to such Investors an aggregate of 337,500 ordinary shares of MergeCo immediately following the consummation of an initial business combination if they continue to hold such Non-Redeemed Shares through the special stockholder meeting held on June 28, 2024.

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

On June 21, 2024, the Company engaged J.V.B. Financial Group, LLC, acting through its Cohen & Company Capital Markets division (“CCM”) to act as the Company’s capital markets advisor and placement agent in connection with seeking an extension for completing an initial business combination which shall result in the surviving publicly listed post-business combination company (the “Post-Closing Company”). The Company shall make a payment to CCM if the following conditions are met (i) the extension is approved, (ii) the extension is for at least twelve months, (iii) a minimum of $10,000,000 remains in the Trust Account immediately following the extension and (iv) no more than 450,000 shares of the Post-Closing Company were committed to be issued to non-affiliate holders of WTMA’s shares in connection with the extension, CCM shall receive 100,000 common shares or equivalent equity of the Post-Closing Company (the “Fee Shares”), which Fee Shares shall be issued at the closing of the Business Combination in book entry form in the name of and delivered to CCM (or its designee). The Fee Shares, if issued, shall be duly authorized, validly issued, fully paid and nonassessable and shall be registered for resale under the Act, or otherwise freely tradeable, as of the delivery of the Fee Shares.

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

Common stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. As of June 30, 2024 and December 31, 2023, there were 2,283,976 shares of common stock outstanding excluding 1,082,789 and 2,172,851 shares of common stock subject to possible redemption, respectively.

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

At June 30, 2024 and December 31, 2023, the assets held in the Trust Account were held in cash. From inception through June 30, 2024, the Company withdrew $58,351,987 in connection with redemptions of common stock, which includes $1,391,640 of the interest earned on the Trust Account distributed to the stockholders, $760,186 of the interest earned on the Trust Account to pay franchise and income taxes of which $168,012 is reported as restricted cash on the accompanying consolidated balance sheets.

At June 30, 2024 and December 31, 2023 there were no assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

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

On July 12, 2024, the board of directors (the “Board”) of the Company appointed Mr. Matthew Rockett (“New Director”) as a director of the Company (the “Appointment”), effectively immediately.

In connection with the Appointment, the Board authorized the Company to enter into indemnity agreement with the New Director (the “Indemnity Agreement”). The Company and New Director consented to and executed the Indemnity Agreement on July 12, 2024.

In exchange for New Director’s service on the Board, the Board further authorized the Company to enter into certain agreements with the New Director (the “Share Compensation Agreement”). The Company and New Director consented to and executed the Share Compensation Agreement on July 12, 2024, whereas, the Company, the Sponsor and New Director agrees that the issue by MergeCo of the Promised Securities shall be subject to the conditions that (i) the Initial Business Combination is consummated; and (ii) New Director (or his/her Permitted Transferees (as such term is defined in section 4.3 of that certain stock escrow agreement, dated December 27, 2021, by and among the Company, the Sponsor, the Company’s officers, directors and other insiders and Continental Stock Transfer & Trust Company, as escrow agent (as it exists on the date hereof, the “Escrow Agreement”)).

Upon the satisfaction of the foregoing conditions, as applicable, the Company and the Sponsor shall cause MergeCo to promptly issue (and no later than two (2) business days following the closing of the Initial Business Combination) the Promised Securities to New Director (or his/her Permitted Transferees) free and clear of any liens or other encumbrances, other than pursuant to the Escrow Agreement, restrictions on transfer imposed by the securities laws. The Sponsor and WTMA covenant and agree to cause MergeCo to facilitate such transfer to New Director (or his/her Permitted Transferees) in accordance with the foregoing.

On July 19, 2024, the board of directors (the “Board”) of the Company appointed Mr. Justin Werner (“New Director”) as a director of the Company (the “Appointment”), effectively immediately.

In connection with the Appointment, the Board authorized the Company to enter into indemnity agreement with the New Director (the “Indemnity Agreement”). The Company and New Director consented to and executed the Indemnity Agreement on July 19, 2024.

In exchange for New Director’s service on the Board, the Board further authorized the Company to enter into certain agreements with the New Director (the “Share Compensation Agreement”). The Company and New Director consented to and executed the Share Compensation Agreement on July 19, 2024, whereas, the Company, the Sponsor and New Director agrees that the issue by MergeCo of the Promised Securities shall be subject to the conditions that (i) the Initial Business Combination is consummated; and (ii) New Director (or his/her Permitted Transferees (as such term is defined in section 4.3 of that certain stock escrow agreement, dated December 27, 2021, by and among the Company, the Sponsor, the Company’s officers, directors and other insiders and Continental Stock Transfer & Trust Company, as escrow agent (as it exists on the date hereof, the “Escrow Agreement”)).

Upon the satisfaction of the foregoing conditions, as applicable, the Company and the Sponsor shall cause MergeCo to promptly issue (and no later than two (2) business days following the closing of the Initial Business Combination) the Promised Securities to Director (or his/her Permitted Transferees) free and clear of any liens or other encumbrances, other than pursuant to the Escrow Agreement, restrictions on transfer imposed by the securities laws. The Sponsor and WTMA covenant and agree to cause MergeCo to facilitate such transfer to Director (or his/her Permitted Transferees) in accordance with the foregoing.

As a result of the appointment of Mr. Matthew Rockett and Mr. Justin Werner, on August 1, 2024, the Company received a letter from Nasdaq determining that the Company has now complies with the independent director, audit committee, or compensation committee requirements for continued listing on the Nasdaq Global Market as set forth in Listing Rules 5605(b)(1), 5605(c)(2), and 5605(d)(2).

On August 1, 2024, in support of the Business Combination, inter alios, WTMA and EM have entered into a Term Sheet (the “Term Sheet”) with certain legally binding clauses with Broughton Capital Group (“BCG”) for BCG, through a special purpose investment vehicle, to provide an equity investment (“Anchor Equity Investor”) of US$500 million through a private investment in public equity (“PIPE Anchor Equity Investment”) to be consummated concurrently with the Closing at a pre-money enterprise valuation for EM&T of US$6.2 billion. Additionally, BCG, through a special purpose lending vehicle (“Lender”), agrees to provide a debt facility (“Debt Facility”) of up to US$6.2 billion to EM&T or to a subsidiary of EM&T guaranteed, inter alios, by EM&T to be consummated concurrently with the Closing. The closing of the PIPE Anchor Equity Investment and Debt Facility is subject to the satisfactory completion of BCG’s on-going due diligence, final investment approvals, execution of an equity subscription agreement, execution of a debt facility agreement, the Closing, and other closing conditions.

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

On June 28, 2024, the Company issued a promissory note (the “Working Capital Note 7”) in the principal amount of $177,773 to the Sponsor in exchange for cash.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the period ended June 30, 2024 were in connection with the search for a prospective initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We generate non-operating income in the form of interest income from the proceeds of the IPO placed in the Trust Account. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended June 30, 2024, we had a net loss of $95,272, which primarily consists of operating expenses of $277,662, franchise taxes of $50,000 and a provision for income taxes of $26,249, offset by interest earned on cash held in the Trust Account in total of $258,639.

For the six months ended June 30, 2024, we had a net loss of $165,432, which primarily consists of operating expenses of $549,654, franchise taxes of $100,000 and a provision for income taxes of $35,098, offset by interest earned on cash held in the Trust Account in total of $519,320.

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

Offering costs for the IPO amounted to $4,663,218, consisting of $1,500,000 of underwriting fees, $2,625,000 of deferred underwriting fees payable (which are held in the trust account) and $538,218 of other costs. The deferred underwriting fee payable of $2,704,690 is contingent upon the consummation of a Business Combination by June 30, 2023, subject to the terms of the underwriting agreement.

For the six months ended June 30, 2024, cash used in operating activities was $568,316. Net cash provided by investing activities was $19,173 mainly reflecting cash withdrawn from trust account to pay franchise and income taxes. Net cash provided by financing activities was $551,510 mainly reflecting proceeds from convertible promissory notes and working capital loans entered into with the related party.

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

At June 30, 2024, we had cash held in the trust account of $24,269,376. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less income taxes payable), to complete our business combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies. For the six months ended June 30, 2024, the Company had $19,173 withdrawn from the trust account to pay franchise and income taxes.

At June 30, 2024, we had operating cash of $2,564, restricted cash of $168,012 (excess permitted withdrawal) outside of the trust account. We have used and intend to continue to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination. Through June 30, 2024, the Company has withdrawn a total of $760,186 from the Trust Account for taxes of which $592,174 was already utilized to pay for franchise and income taxes. Through December 31, 2023, the Company has withdrawn a total of $741,013 from the Trust Account for taxes of which $579,564 was already utilized to pay for franchise and income taxes. As of June 30, 2024 and December 31, 2023, respectively, there is a restricted cash balance of $168,012 and $161,449 which will be utilized to pay the outstanding franchise and income taxes.

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

On June 28, 2024, the Company issued a promissory note (the “Working Capital Note 7”) in the principal amount of $177,773 to the Sponsor in exchange for cash.

Working Capital Note 1, together with Working Capital Notes 2 3,4,5, 6 and 7, the (hereinafter, collectively, the “Working Capital Notes”) are a non-interest bearing, unsecured promissory notes that will not be repaid in the event that the Company is unable to close an initial business combination unless there are funds available outside the trust account to do so. Such Working Capital Notes would either be paid upon consummation of the Initial Business Combination out of the proceeds of the Trust Account released to the Company or, at the Sponsor’s discretion, converted, in full or in part, upon consummation of the Initial Business Combination into additional private units at a price of $10.00 per unit. Additional Working Capital Notes may be funded at the discretion of the Sponsor, in total amounts for the Working Capital Notes series not to exceed $1.5 million.

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

As of June 30, 2024 and December 31, 2023, respectively, there was $2,296,371 outstanding under the Convertible Promissory Notes reported in Convertible promissory notes – related party in the accompanying unaudited condensed consolidated balance sheets.

As of June 30, 2024 and December 31, 2023, respectively, there were $1,100,610 and $549,100 outstanding under the Working Capital Notes reported in Working capital loans – related party in the accompanying unaudited condensed consolidated balance sheets.

The Company’s independent directors were informed that on May 3, 2023, the Company and Welsbach Holdings Pte Ltd (the “Backstopper”), an affiliate of the Sponsor, entered into a backstop agreement (the “Backstop Agreement”) pursuant to which the Backstopper guarantees any deficiency of restricted cash which may exist as of June 30, 2024, and agrees to advance funds as needed to remedy any such deficiency. The foregoing summary of the Backstop Agreement is qualified in its entirety by the text of the Backstop Agreement, a copy of which is attached as Exhibit 10.3 to the Current Report on Form 8-K filed by the Company on August 1, 2023 and incorporated by reference herein.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2024. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

On June 28, 2024, the Company issued a Working Capital Note in the principal amount of $177,773 to the Sponsor in exchange for cash.

As of June 30, 2024 and December 31, 2023, respectively, there was an aggregate of $2,296,371 outstanding under the Convertible Promissory Notes reported in Convertible promissory notes – related party in the accompanying unaudited condensed consolidated balance sheets.

As of June 30, 2024 and December 31, 2023, respectively, there were amounts of $1,100,610 and $549,100, respectively, outstanding under the Working Capital Notes reported in Working capital loans – related party in the accompanying unaudited condensed consolidated balance sheets.

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

Net (Loss) Income per Share of Common Stock

The Company computes loss per share in accordance with ASC 260-10-45 “Earnings per Share”, which requires presentation of both basic and diluted (loss) income per share on the face of the statement of operations. The Company’s public common shares have a redemption right, which differ from the common shares that the sponsors hold. Accordingly, the Company has effectively two classes of shares, which are referred to as public common shares and Founder Shares. Income and losses are shared pro rata between the two classes of shares. Net (loss) income per share is computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture by the Sponsor. At June 30, 2024, the Company did not have any dilutive securities and/or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted (loss) income per share is the same as basic (loss) income per share for the period presented.

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

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

Date: August 14, 2024	By:	/s/ Daniel Mamadou
	Name:	Daniel Mamadou
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2024	By:	/s/ John Stanfield
	Name:	John Stanfield
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)