Form 10-Q
period 2024-09-30
Welsbach Technology Metals Acquisition Corp.
filed 2024-11-19
CIK 1866226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 19, 2024, there were 3,366,765 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2024

i

PART 1 – FINANCIAL INFORMATION

Item 1. Interim Consolidated Financial Statements (Unaudited)

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets
Cash	$1,185	$6,760
Prepaid expenses and other assets	20,250	833
Total current assets	21,435	7,593
Restricted cash	—	161,449
Cash and investment held in Trust Account	12,230,126	23,769,229
TOTAL ASSETS	$12,251,561	$23,938,271

LIABILITIES, REDEEMABLE COMMON STOCK, AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$2,772,502	$2,846,126
Due to affiliates	383,663	293,663
Franchise tax payable	28,427	80,000
Income taxes payable	70,828	—
Excise tax payable	705,718	583,520
Convertible promissory notes – related party	2,296,371	2,296,371
Working capital loans – related party	1,292,679	549,100
Total current liabilities	7,550,188	6,648,780
Deferred underwriting fee payable	2,704,690	2,704,690
TOTAL LIABILITIES	10,254,878	9,353,470

COMMITMENTS AND CONTINGENCIES (NOTE 6)
REDEEMABLE COMMON STOCK
Common Stock subject to possible redemption, $0.0001 par value, 1,082,789 shares at redemption value of $11.20 per share at September 30, 2024 and 2,172,851 shares at redemption value of $10.98 at December 31, 2023, respectively	12,130,098	23,850,678

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Common stock; $0.0001 par value; 100,000,000 shares authorized; 2,283,976 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively (excluding 1,082,789 shares at September 30, 2024 and 2,172,851 shares at December 31, 2023 subject to redemption)	228	228
Additional Paid in Capital	—	—
Accumulated deficit	(10,133,643)	(9,266,105)
TOTAL STOCKHOLDERS’ DEFICIT	(10,133,415)	(9,265,877)
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK, AND STOCKHOLDERS’ DEFICIT	$12,251,561	$23,938,271

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
OPERATING EXPENSES
General and administrative	$215,108	$544,383	$757,950	$1,721,711
Franchise tax	10,400	61,141	117,212	172,771
Loss from operations	(225,508)	(605,524)	(875,162)	(1,894,482)

Other income:
Interest income from cash and investments held in Trust Account	180,541	507,906	699,861	1,855,102
Other income, net	180,541	507,906	699,861	1,855,102

Loss before (provision for) benefit from income taxes	(44,967)	(97,618)	(175,301)	(39,380)
(Provision for) benefit from income taxes	(35,730)	261,911	(70,828)	—
Net (loss) income	$(80,697)	$164,293	$(246,129)	$(39,380)

Weighted average shares outstanding of common stock - redemption feature	1,082,789	3,598,051	1,798,888	4,849,939
Basic and diluted net (loss) income per share of common stock - redemption feature	$(0.02)	$0.03	$(0.06)	$(0.01)

Weighted average shares outstanding of common stock - no redemption feature	2,283,976	2,283,976	2,283,976	2,283,976
Basic and diluted net (loss) income per share of common stock - no redemption feature	$(0.02)	$0.03	$(0.06)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

	Common stock		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	capital	deficit	Deficit
Balance, January 1, 2024	2,283,976	$228	$—	$(9,266,105)	$(9,265,877)
Accretion of redeemable common stock to redemption value	—	—	—	(189,223)	(189,223)
Net loss	—	—	—	(70,160)	(70,160)
Balance, March 31, 2024	2,283,976	228	—	(9,525,488)	(9,525,260)
Accretion of redeemable common stock to redemption value	—	—	—	(175,577)	(175,577)
Excise tax on redemption of Class A common stock	—	—	—	(122,198)	(122,198)
Net loss	—	—	—	(95,272)	(95,272)
Balance, June 30, 2024	2,283,976	228	—	(9,918,535)	(9,918,307)
Accretion of redeemable common stock to redemption value	—	—	—	(134,411)	(134,411)
Net loss	—	—	—	(80,697)	(80,697)
Balance, September 30, 2024	2,283,976	$228	$—	$(10,133,643)	$(10,133,415)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Common stock		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	capital	deficit	Deficit
Balance, January 1, 2023	2,283,976	$228	$—	$(5,939,864)	$(5,939,636)
Accretion of redeemable common stock to redemption value	—	—	—	(750,670)	(750,670)
Net loss	—	—	—	(230,201)	(230,201)
Balance, March 31, 2023	2,283,976	228	—	(6,920,735)	(6,920,507)
Accretion of redeemable common stock to redemption value	—	—	—	(722,985)	(722,985)
Net income	—	—	—	26,528	26,528
Balance, June 30, 2023	2,283,976	228	—	(7,617,192)	(7,616,964)
Accretion of redeemable common stock to redemption value	—	—	—	(951,187)	(951,187)
Excise tax on redemption of Class A common stock				(583,520)	(583,520)
Net income	—	—	—	164,293	164,293
Balance, September 30, 2023	2,283,976	$228	$—	$(8,987,606)	$(8,987,378)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(246,129)	$(39,380)
Adjustments to reconcile net loss to net cash used in operating activities:
Income on investments held in Trust Account	(699,861)	(1,855,102)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(19,417)	(17,121)
Due to affiliates	90,000	58,000
Accounts payable and accrued expenses	(73,624)	973,107
Franchise tax payable	(51,573)	172,771
Income taxes payable	70,828	7,489
Net cash used in operating activities	(929,776)	(700,236)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash deposited to Trust Account	—	(750,000)
Notes receivable - related party	—	(124,166)
Repayment of notes receivable - related party	—	124,166
Cash withdrawn from Trust Account in connection with redemption	12,219,791	42,636,600
Cash withdrawn from Trust Account to pay franchise and income taxes	19,173	—
Net cash provided by investing activities	12,238,964	41,886,600

CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of common stock - due to stockholders	(12,219,791)	(42,636,600)
Proceeds from convertible promissory note – related party	—	1,234,934
Proceeds from working capital loans – related party	743,579	—
Net cash used in financing activities	(11,476,212)	(41,401,666)

NET CHANGE IN CASH AND RESTRICTED CASH	(167,024)	(215,302)
CASH AND RESTRICTED CASH, BEGINNING OF PERIOD	168,209	523,063
CASH AND RESTRICTED CASH, END OF PERIOD	$1,185	$307,761

CASH AND RESTRICTED CASH, END OF PERIOD
Cash	$1,185	$94,579
Restricted cash	—	213,182
CASH AND RESTRICTED CASH, END OF PERIOD	$1,185	$307,761

Supplemental Cash Flow Information:
Cash paid during the year for:
Income taxes	$12,610	$—
Franchise taxes	$168,785	$—

Supplemental disclosure on noncash activities:
Accretion for redeemable common stock to redemption value	$499,211	$2,424,842
Excise tax on redemption of Class A common stock	$122,198	$583,520
Due to stockholders for redemption of Common Stock	$—	$15,715,387

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

SEPTEMBER 30, 2024

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

The Company has one subsidiary, WTMA Merger Subsidiary Corp. (the “Merger Sub”), a direct wholly owned subsidiary of the Company incorporated in the state of Delaware on October 19, 2022. As of September 30, 2024, the subsidiary had no activity.

As of September 30, 2024, the Company had not commenced any operations. All activity through September 30, 2024, relates to the Company’s formation and Initial Public Offering (“IPO”), which is described below and, since the offering, the search for a prospective Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income earned on cash and investments from the proceeds derived from the IPO. The registration statement for the Company’s IPO was declared effective on December 27, 2021. On December 30, 2021, the Company consummated the IPO of 7,500,000 units (“Units”), each Unit containing one share of common stock (the “Public Shares”) and one right to receive 1/10 of one share of common stock upon the consummation of the Business Combination (the “Public Rights”), at $10.00 per Unit generating gross proceeds of $75,000,000, which is discussed in Note 3. The Company has selected December 31 as its fiscal year end.

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

On June 17, 2024, the Company received a letter from the Nasdaq Listing Qualifications department of Nasdaq Stock Market LLC (“Nasdaq”) stating that the Company no longer complies with Nasdaq’s independent director, audit committee, and compensation committee requirements as set forth in Listing Rule 5605 due to the resignations of Ms. Emily King and Mr. Andrew Switaj from the Company’s board, audit committee, and compensation committee on March 18, 2024. Since the Notice, on July 12, 2024, the Company has appointed Matthew Rockett to serve as an independent director, member of the audit committee, and chair of the compensation committee. On July 19, 2024, the Company has also appointed Justin Werner to serve as independent director, member of the audit committee, and member of the compensation committee. These appointments would resolve the Company’s compliance with Nasdaq’s independent director, audit committee, and compensation committee requirements as set forth in Listing Rule 5605.

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

On August 16, 2022, the IR Act was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% Excise Tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any PIPE or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination, but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

During the second quarter of 2024, the Internal Revenue Service issued final regulations with respect to the timing and payment of the excise tax. These regulations provided that the filing and payment deadline for any liability incurred during the period from January 1, 2023 to December 31, 2023 would be October 31, 2024. The Company is currently evaluating its options with respect to this obligation. Any amount of such excise tax not paid in full, will be subject to additional interest and penalties which are currently estimated at 10% interest per annum and a 5% underpayment penalty per month or portion of a month up to 25% of the total liability for any amount that is unpaid from November 1, 2024 until paid in full. On October 15, 2024, the Company has filed an excise tax return for the year ended December 31, 2023. As of the date of filing of these financial statements the Company has not yet paid the amount due.

For the nine months ended September 30, 2024, the Company’s stockholders redeemed 1,090,062 common shares for a total of $12,219,791. For the year ended December 31, 2023, the Company’s stockholders redeemed an aggregate 5,554,835 common shares for a total of $58,351,987. The Company evaluated the classification and accounting of the stock redemption under ASC 450, “Contingencies”. ASC 450 states that when a loss contingency exists the likelihood that the future event(s) will confirm the loss or impairment of an asset or the incurrence of a liability can range from probable to remote. A contingent liability must be reviewed at each reporting period to determine appropriate treatment. The excise tax is determined at year end based on events that occurred during the year. The excise tax is representative of a contingent liability that is probable of occurring due to the extension to June 30, 2025, past the end of the Company’s current year reporting period. The Company would be required to record a liability in the amount of the excise tax liability which would be calculated as 1% of the shares redeemed during the reporting period. This position would be reviewed at the end of each reporting period for any change in fact. If the SPAC were to completely liquidates and dissolves (within the meaning of § 1.331-1(d)(1)(ii)) during a taxable year (that is, has a final distribution in complete liquidation to which § 331 applies during that taxable year), no distribution by that covered corporation or covered surrogate foreign corporation during that taxable year is a repurchase.

As such the Company has recorded a 1% excise tax liability in the amount of $705,718 and $583,520 on the Company’s condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023, respectively. The liability does not impact the Company’s condensed consolidated statements of operations and is offset against additional paid-in capital or accumulated deficit if additional paid-in capital is not available.

Going Concern, Liquidity and Capital Resources

As of September 30, 2024, the Company had operating cash of $1,185, and a working capital deficit of $7,528,753. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company has no revenue, and its business plan is dependent on the completion of a Business Combination within the Combination Period. If the Company is unable to compete a Business Combination within the Combination Period, it must liquidate. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within a reasonable period of time, which is considered to be one year from the issuance date of the unaudited condensed consolidated financial statements.

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

As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management determined that the liquidity condition and date for mandatory liquidation and dissolution raise substantial doubt about the Company’s ability to continue as a going concern through September 30, 2024, the scheduled liquidation date of the Company if it does not complete a Business Combination prior to such date. Management may raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties to meet the Company’s working capital needs and to complete a Business Combination before the mandatory liquidation date. The Company may not be able to obtain additional financing. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. The Company intends to complete a Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any Business Combination by September 30, 2024. These unaudited condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that might result from its inability to consummate a Business Combination or its inability to continue as a going concern.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in unaudited condensed consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, as filed with the SEC on April 16, 2024. The interim results for the three and nine months ended September 30, 2024 presented are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2024 and December 31, 2023.

Restricted Cash

For the nine months ended September 30, 2024, the Company had $12,219,791 withdrawals from the Trust Account in connection with redemptions and had withdrawn $19,173 from the Trust Account for the purpose of paying the Company’s franchise and income taxes.

From inception through September 30, 2024, the Company has withdrawn a total of $760,186 from the Trust Account for taxes of which was already utilized to pay for franchise and income taxes. From inception through December 31, 2023, the Company has withdrawn a total of $741,013 from the Trust Account for taxes of which $579,564 was already utilized to pay for franchise and income taxes.

As of December 31, 2023, there was restricted cash balances of $161,449, which were utilized to pay the outstanding franchise and income taxes.

Cash and investments Held in Trust Account

On September 30, 2024 and December 31, 2023, substantially all of the assets held in Trust Account were held in cash. The Company’s cash held in the Trust Account are classified as restricted cash asset. Any investments held in the Trust Account classified as trading securities such as money market funds and treasury bills are presented on the unaudited condensed consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest income from investments held in Trust Account in the accompanying unaudited condensed consolidated statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit. As of September 30, 2024, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying unaudited condensed consolidated balance sheets, primarily due to their short-term nature.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed consolidated financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2024 and December 31, 2023, the Company’s deferred tax asset had a full valuation allowance recorded against it.

The Company’s effective tax rate was (79.46)% and (268.30)% for the three months ended September 30, 2024 and 2023, respectively, (40.40)% and 0% for the nine months ended September 30, 2024 and 2023, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2024 and 2023, respectively, primarily due to the valuation allowance on the deferred tax assets and merger and acquisition costs treated as permanent differences.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits as of September 30, 2024 and December 31, 2023. Amounts accrued for interest and penalties were $0 and $7,489 for the three months ended September 30, 2024 and 2023, respectively, and amounts accrued for interest and penalties were $12,610 and $7,489 for the nine months ended September 30, 2024 and 2023, respectively. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Accordingly, 1,082,789 and 2,172,851 shares of common stock subject to possible redemption on September 30, 2024 and December 31, 2023, respectively, are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s unaudited condensed consolidated balance sheets.

Immediately upon the closing of the IPO, the Company recognized the accretion from the initial book value to redemption amount value. This method would view the end of the reporting period as if it were also the redemption date for the security. The change in the carrying value of redeemable shares of common stock resulted in charges against additional paid-in capital and accumulated deficit.

The shares of common stock reflected on the unaudited condensed consolidated balance sheets are reconciled on the following table:

Redeemable ordinary shares subject to possible redemption at December 31, 2023	$23,850,678
Less:
Redemption of Common Stock	(12,219,791)
Plus:
Accretion of carrying value to redemption value	499,211
Redeemable ordinary shares subject to possible redemption at September 30, 2024	$12,130,098

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

Diluted (loss) income per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive (loss) income per share excludes all potential common shares if their effect is anti-dilutive. The Company has excluded the Rights from the calculation of diluted (loss) income per share because the Rights are contingent upon the occurrence of future events and any impact would be anti-dilutive. As a result, diluted net (loss) income per share is the same as basic net (loss) income per share for the three and nine months ended September 30, 2024 and 2023. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net (loss) income per common share.

The following table reflects the calculation of basic and diluted net (loss) income per common share (in dollars, except per share amounts):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2024		2023		2024		2023
	Redeemable	Non- redeemable	Redeemable	Non- redeemable	Redeemable	Non- redeemable	Redeemable	Non- redeemable
Basic and diluted net (loss) income per common share
Numerator:
Allocation of net (loss) income	$(25,953)	$(54,744)	$100,498	$63,795	$(108,443)	$(137,686)	$(26,772)	$(12,608)
Denominator:
Basic and diluted weighted average shares outstanding	1,082,789	2,283,976	3,598,051	2,283,976	1,798,888	2,283,976	4,849,939	2,283,976

Basic and diluted net (loss) income per common share	$(0.02)	$(0.02)	$0.03	$0.03	$(0.06)	$(0.06)	$(0.01)	$(0.01)

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

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed consolidated financial statements for the period ended September 30, 2024.

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

The Founder Shares were placed into an escrow account maintained in New York, New York by Continental Stock Transfer & Trust Company, acting as escrow agent. Subject to certain limited exceptions, 50% of these shares will not be transferred, assigned, sold or released from escrow until the earlier of (i) nine months after the date of the consummation of a Business Combination and (ii) the date on which the closing price of our common stock equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after our Business Combination and the remaining 50% of the Founder Shares will not be transferred, assigned, sold or released from escrow until nine months after the date of the consummation of a Business Combination, or earlier, in either case, if, subsequent to a Business Combination, we complete a liquidation, merger, stock exchange or other similar transaction, which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property.

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

For the period ended September 30, 2024, the Company expensed a total of $90,000 for support services from the Sponsor of which amount was reported as due to affiliates. For the year ended December 31, 2023, the Company expensed a total of $120,000 for support services from the Sponsor of which $88,000 was reported as due to affiliates, net of $6,000 payments to the Sponsor and $26,000 reversal of previously accrued support services.

As of September 30, 2024 and December 31, 2023, respectively, there were outstanding amounts due to affiliates of $383,663 and $293,663, which will be repaid from Company’s operating account as soon as practicable.

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

On July 30, 2023, the Company issued a promissory note (the “Working Capital Note 1”) in the principal amount of $84,000 to the Sponsor in exchange for cash. The Company drawn an additional $100 from this promissory note which resulted in a total outstanding amount of $84,100.

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

On September 30, 2024, the Company issued a promissory note (the “Working Capital Note 8”) in the principal amount of $192,069 to the Sponsor in exchange for cash.

Working Capital Note 1, together with Working Capital Notes 2, 3, 4, 5, 6, 7 and 8 (hereinafter, collectively, the “Working Capital Notes”) are non-interest bearing, unsecured promissory notes that will not be repaid in the event that the Company is unable to close an initial business combination unless there are funds available outside the trust account to do so. Such Working Capital Notes would either be paid upon consummation of the Initial Business Combination out of the proceeds of the Trust Account released to the Company or, at the Sponsor’s discretion, converted, in full or in part, upon consummation of the Initial Business Combination into additional private units at a price of $10.00 per unit. Additional Working Capital Notes may be funded at the discretion of the Sponsor, in total amounts for the Working Capital Notes series not to exceed $1.5 million.

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

As of September 30, 2024 and December 31, 2023, respectively, the balances outstanding under the Working Capital Notes were $1,292,679 and $549,100 reported in Working capital loans – related party in the accompanying unaudited condensed consolidated balance sheets.

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

At both September 30, 2024 and December 31, 2023, there was an aggregate of $2,296,371 outstanding under the Convertible Promissory Notes reported in Convertible promissory notes – related party in the accompanying unaudited condensed consolidated balance sheets.

Support Services

Commencing on December 27, 2021, the Company entered into an agreement to pay the Sponsor $10,000 per month for the use of office space and administrative support services. For the three and nine months ended September 30, 2024, $30,000 and $90,000, respectively, has been expensed related to the agreement and are included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations. For the three and nine months ended September 30, 2023, $30,000 and $90,000, respectively, has been expensed related to the agreement and are included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations. As of September 30, 2024 and December 31, 2023, respectively, $90,000 and $114,000 is included in due to affiliates in the accompanying unaudited condensed consolidated balance sheet.

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

Backstop Agreement

The Company’s independent directors were informed that on May 3, 2023, the Company and Welsbach Holdings Pte Ltd (the “Backstopper”), an affiliate of the Sponsor, entered into a backstop agreement (the “Backstop Agreement”) pursuant to which the Backstopper guarantees any deficiency of restricted cash which may exist as of September 30, 2024, and agrees to advance funds as needed to remedy any such deficiency. The foregoing summary of the Backstop Agreement is qualified in its entirety by the text of the Backstop Agreement, a copy of which is attached as Exhibit 10.3 to the Current Report on Form 8-K filed by the Company on August 1, 2023 and incorporated by reference herein.

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

PIPE Anchor Equity Investment

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

Note 7 — Stockholders’ Deficit

Recapitalization — On June 25, 2021, the Sponsor purchased 1,437,500 shares of Class B common stock for an aggregate purchase price of $25,000. On October 13, 2021, the Company effected a.n exchange of each such share of Class B common stock for 1.5 shares of our common stock, resulting in the Sponsor holding an aggregate of 2,156,250 founder shares. The Company no longer has Class B common stock authorized.

Common stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. As of September 30, 2024 and December 31, 2023, there were 2,283,976 shares of common stock outstanding excluding 1,082,789 and 2,172,851 shares of common stock subject to possible redemption, respectively.

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

At September 30, 2024 and December 31, 2023, the assets held in the Trust Account were held in cash. From inception through September 30, 2024, the Company withdrew $70,571,778 in connection with redemptions of common stock, which includes $2,267,561 of the interest earned on the Trust Account distributed to the stockholders, $760,186 of the interest earned on the Trust Account to pay franchise and income taxes of which no amount is reported as restricted cash on the accompanying consolidated balance sheets.

At September 30, 2024 and December 31, 2023 there were no assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

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

Merger Agreement

On November 6, 2024, WTMA, entered into an Amended and Restated Agreement and Plan of Merger (the “Merger Agreement”), by and among WTMA, Merger Sub, and EM, which amended and restated that certain Agreement and Plan of Merger, dated as of April 1, 2024.

Pursuant to the Merger Agreement, at the closing (the “Closing”) of the transactions contemplated by the Merger Agreement (the “Business Combination”), Merger Sub will merge with and into EM, with EM surviving as a wholly owned subsidiary of WTMA. In connection with the Closing, WTMA intends to change its name to Evolution Metals & Technologies Corp. (such post-Closing entity is referred to as “New EM”).

Amendment No. 1 to Merger Agreement

On November 11, 2024, WTMA entered into an Amendment No. 1 to Amended and Restated Agreement and Plan of Merger (the “Amendment”), by and among WTMA, Merger Sub, and EM, which amended the Merger Agreement in accordance with Section 11.11 of the Merger Agreement.

The Amendment amended and restated certain defined terms in the Merger Agreement and the corresponding consideration schedule in the Company Disclosure Schedule, to clarify that US NewCo will be a holder of membership interests in EM following the proposed merger that is part of the Business Combination.

Ancillary Agreements

Company Equityholder Support and Lock-up Agreement

As a condition and inducement to WTMA’s willingness to enter into the Merger Agreement, William David Wilcox Jr. (the “Company Equityholder”) executed and delivered to WTMA a Support and Lock-up Agreement (the “Company Equityholder Support and Lock-Up Agreement”), dated as of November 6, 2024, by and among the Company Equityholder, WTMA, the Sponsor, and the Company Minority Equity holders. Pursuant to the Company Equityholder Support and Lock-up Agreement, the Company Equityholder has agreed, among other things, (i) to vote in favor of the adoption and approval, promptly following the time at which the registration statement on Form S-4 shall have been declared effective and delivered or otherwise made available to WTMA stockholders, of the Merger Agreement and the Business Combination and (ii) not to sell, transfer, convey or assign any Subject Shares (as defined in the Company Equityholder Support and Lock-Up Agreement) until such time to be mutually agreed by the parties hereto after the Closing Date subject to the terms and conditions of the Company Equityholder Support and Lock-up Agreement.

Sponsor Support and Lock-Up Agreement

As a condition and inducement to the EM’s willingness to enter into the Merger Agreement, the Sponsor executed and delivered to EM an Sponsor Support and Lock-up Agreement (the “Sponsor Support and Lock-up Agreement”), dated as of November 6, 2024, by and among the Sponsor, WTMA, EM and the persons set forth on Schedule I thereto. Pursuant to the Sponsor Support and Lock-Up Agreement, the Sponsor has agreed, among other things, (i) to vote (whether pursuant to a duly convened meeting of the WTMA stockholders or pursuant to an action by written consent of the WTMA stockholders) in favor of the adoption and approval, promptly following the time at which the registration statement on Form S-4 shall have been declared effective and delivered or otherwise made available to WTMA stockholders, of the Merger Agreement and the Business Combination and (ii) not to sell, transfer, convey or assign any shares of WTMA Common Stock until such time to be mutually agreed by the parties thereto after the Closing subject to the terms and conditions of the Sponsor Support and Lock-up Agreement.

On November 14, 2024, WTMA issued a press release announcing the execution of that certain Amended and Restated Agreement and Plan of Merger, dated as of November 6, 2024, as amended by the Amendment No. 1 to Amended and Restated Agreement and Plan of Merger, dated as of November 11, 2024, (the “Merger Agreement”), by and among the WTMA, WTMA Merger Subsidiary LLC, a Delaware limited liability company and a direct wholly-owned subsidiary of WTMA (“Merger Sub”), and Evolution Metals LLC, a Delaware limited liability company (“EM”), which amended and restated that certain Agreement and Plan of Merger, dated as of April 1, 2024.

Pursuant to the Merger Agreement, at the closing (the “Closing”) of the transactions contemplated by the Merger Agreement (the “Business Combination”), Merger Sub will merge with and into EM, with EM surviving as a wholly owned subsidiary of WTMA. In connection with the Closing, WTMA intends to change its name to Evolution Metals & Technologies Corp. (such post-Closing entity is referred to as “New EM”).

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

 On September 30, 2024, the Company issued a promissory note (the “Working Capital Note 8”) in the principal amount of $192,069 to the Sponsor in exchange for cash.

Merger Agreement

On November 6, 2024, WTMA, entered into an Amended and Restated Agreement and Plan of Merger (the “Merger Agreement”), by and among Wtma, Merger Sub, and EM, which amended and restated that certain Agreement and Plan of Merger, dated as of April 1, 2024.

Pursuant to the Merger Agreement, at the closing (the “Closing”) of the transactions contemplated by the Merger Agreement (the “Business Combination”), Merger Sub will merge with and into EM, with EM surviving as a wholly owned subsidiary of WTMA. In connection with the Closing, WTMA intends to change its name to Evolution Metals & Technologies Corp. (such post-Closing entity is referred to as “New EM”).

Amendment No. 1 to Merger Agreement

On November 11, 2024, WTMA entered into an Amendment No. 1 to Amended and Restated Agreement and Plan of Merger (the “Amendment”), by and among WTMA, Merger Sub, and EM, which amended the Merger Agreement in accordance with Section 11.11 of the Merger Agreement.

The Amendment amended and restated certain defined terms in the Merger Agreement and the corresponding consideration schedule in the Company Disclosure Schedule, to clarify that US NewCo will be a holder of membership interests in EM following the proposed merger that is part of the Business Combination.

Ancillary Agreements

Company Equityholder Support and Lock-up Agreement

As a condition and inducement to WTMA’s willingness to enter into the Merger Agreement, William David Wilcox Jr. (the “Company Equityholder”) executed and delivered to WTMA a Support and Lock-up Agreement (the “Company Equityholder Support and Lock-Up Agreement”), dated as of November 6, 2024, by and among the Company Equityholder, WTMA, the Sponsor, and the Company Minority Equityholders. Pursuant to the Company Equityholder Support and Lock-up Agreement, the Company Equityholder has agreed, among other things, (i) to vote in favor of the adoption and approval, promptly following the time at which the registration statement on Form S-4 shall have been declared effective and delivered or otherwise made available to WTMA stockholders, of the Merger Agreement and the Business Combination and (ii) not to sell, transfer, convey or assign any Subject Shares (as defined in the Company Equityholder Support and Lock-Up Agreement) until such time to be mutually agreed by the parties hereto after the Closing Date subject to the terms and conditions of the Company Equityholder Support and Lock-up Agreement.

Sponsor Support and Lock-Up Agreement

As a condition and inducement to the EM’s willingness to enter into the Merger Agreement, the Sponsor executed and delivered to EM an Sponsor Support and Lock-up Agreement (the “Sponsor Support and Lock-up Agreement”), dated as of November 6, 2024, by and among the Sponsor, WTMA, EM and the persons set forth on Schedule I thereto. Pursuant to the Sponsor Support and Lock-Up Agreement, the Sponsor has agreed, among other things, (i) to vote (whether pursuant to a duly convened meeting of the WTMA stockholders or pursuant to an action by written consent of the WTMA stockholders) in favor of the adoption and approval, promptly following the time at which the registration statement on Form S-4 shall have been declared effective and delivered or otherwise made available to WTMA stockholders, of the Merger Agreement and the Business Combination and (ii) not to sell, transfer, convey or assign any shares of WTMA Common Stock until such time to be mutually agreed by the parties thereto after the Closing subject to the terms and conditions of the Sponsor Support and Lock-up Agreement.

On November 14, 2024, WTMA issued a press release announcing the execution of that certain Amended and Restated Agreement and Plan of Merger, dated as of November 6, 2024, as amended by the Amendment No. 1 to Amended and Restated Agreement and Plan of Merger, dated as of November 11, 2024, (the “Merger Agreement”), by and among the WTMA, WTMA Merger Subsidiary LLC, a Delaware limited liability company and a direct wholly-owned subsidiary of WTMA (“Merger Sub”), and Evolution Metals LLC, a Delaware limited liability company (“EM”), which amended and restated that certain Agreement and Plan of Merger, dated as of April 1, 2024.

Pursuant to the Merger Agreement, at the closing (the “Closing”) of the transactions contemplated by the Merger Agreement (the “Business Combination”), Merger Sub will merge with and into EM, with EM surviving as a wholly owned subsidiary of WTMA. In connection with the Closing, WTMA intends to change its name to Evolution Metals & Technologies Corp. (such post-Closing entity is referred to as “New EM”).

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the period ended September 30, 2024 were in connection with the search for a prospective initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We generate non-operating income in the form of interest income from the proceeds of the IPO placed in the Trust Account. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended September 30, 2024, we had a net loss of $80,697, which primarily consists of operating expenses of $215,108, franchise taxes of $10,400 and a provision for income taxes of $35,730, offset by interest earned on cash held in the Trust Account in total of $180,541.

For the nine months ended September 30, 2024, we had a net loss of $246,129, which primarily consists of operating expenses of $757,950, franchise taxes of $117,212 and a provision for income taxes of $70,828, offset by interest earned on cash held in the Trust Account in total of $699,861.

For the three months ended September 30, 2023, we had a net income of $164,293, which primarily consists of interest and dividend earned on marketable securities held in the Trust Account in total of $507,906 and a benefit from income taxes of $261,911, offset by operating expenses of $544,383 and franchise taxes of $61,141.

For the nine months ended September 30, 2023, we had a net loss of $39,380, which primarily consists of operating expenses of $1,721,711 and franchise taxes of $172,771, offset by interest and dividend earned on marketable securities held in the Trust Account in total of $ $1,855,102.

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

Offering costs for the IPO amounted to $4,663,218, consisting of $1,500,000 of underwriting fees, $2,625,000 of deferred underwriting fees payable (which are held in the trust account) and $538,218 of other costs. The deferred underwriting fee payable of $2,704,690 is contingent upon the consummation of a Business Combination by September 30, 2023, subject to the terms of the underwriting agreement.

For the nine months ended September 30, 2024, cash used in operating activities was $929,776. Net cash provided by investing activities was $12,238,964 mainly reflecting cash withdrawn from trust account to pay franchise and income taxes and cash withdrawn from trust account in connection with redemption. Net cash used in financing activities was $11,476,212 mainly reflecting proceeds from convertible promissory notes and working capital loans entered into with the related party and redemption of common stock.

For the nine months ended September 30, 2023, cash used in operating activities was $700,236. Net cash provided by investing activities was $41,886,600 and net cash used in financing activities was $41,401,666 mainly reflecting the redemptions of common stock – due to stockholders exercising their redemption rights in connection with the Extension and proceeds from convertible promissory notes entered into with the Sponsor.

At September 30, 2024, we had cash held in the trust account of $12,230,126. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less income taxes payable), to complete our business combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies. For the nine months ended September 30, 2024, the Company had $12,238,964 withdrawn from the trust account to pay franchise and income taxes and in connection with redemption.

At September 30, 2024, we had operating cash of $1,185, outside of the trust account. We have used and intend to continue to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination. Through September 30, 2024, the Company has withdrawn a total of $760,186 from the Trust Account for taxes of which was already utilized to pay for franchise and income taxes. Through December 31, 2023, the Company has withdrawn a total of $741,013 from the Trust Account for taxes of which $579,564 was already utilized to pay for franchise and income taxes. As of September 30, 2024 and December 31, 2023, respectively, there is a restricted cash balance of nil and $161,449 which were utilized to pay the outstanding franchise and income taxes. For the three months ended September 30, 2024 and 2023, amounts accrued and paid for interest and penalties related to franchise tax were $0 and $11,141, respectively. For the nine months ended September 30, 2024 and 2023, amounts accrued and paid for interest and penalties related to franchise tax were $6,812 and $22,771, respectively.

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

As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management determined that the liquidity condition and date for mandatory liquidation and dissolution raise substantial doubt about the Company’s ability to continue as a going concern through August 30, 2023, the scheduled liquidation date of the Company if it does not complete a Business Combination prior to such date. Management may raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties to meet the Company’s working capital needs and to complete a Business Combination before the mandatory liquidation date. The Company may not be able to obtain additional financing. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. The Company intends to complete a Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any Business Combination by September 30, 2024. These unaudited condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that might result from its inability to consummate a Business Combination or its inability to continue as a going concern.

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

On July 30, 2023, the Company issued a promissory note (the “Working Capital Note 1”) in the principal amount of $84,000 to the Sponsor in exchange for cash. The Company drawn an additional $100 from this promissory note which resulted in a total outstanding amount of $84,100.

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

 On September 30, 2024, the Company issued a promissory note (the “Working Capital Note 8”) in the principal amount of $192,069 to the Sponsor in exchange for cash.

Working Capital Note 1, together with Working Capital Notes 2,3,4,5,6,7 and 8 the (hereinafter, collectively, the “Working Capital Notes”) are a non-interest bearing, unsecured promissory notes that will not be repaid in the event that the Company is unable to close an initial business combination unless there are funds available outside the trust account to do so. Such Working Capital Notes would either be paid upon consummation of the Initial Business Combination out of the proceeds of the Trust Account released to the Company or, at the Sponsor’s discretion, converted, in full or in part, upon consummation of the Initial Business Combination into additional private units at a price of $10.00 per unit. Additional Working Capital Notes may be funded at the discretion of the Sponsor, in total amounts for the Working Capital Notes series not to exceed $1.5 million.

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

As of September 30, 2024 and December 31, 2023, respectively, there was $2,296,371 outstanding under the Convertible Promissory Notes reported in Convertible promissory notes – related party in the accompanying unaudited condensed consolidated balance sheets.

As of September 30, 2024 and December 31, 2023, respectively, there were $1,292,679 and $549,100 outstanding under the Working Capital Notes reported in Working capital loans – related party in the accompanying unaudited condensed consolidated balance sheets.

The Company’s independent directors were informed that on May 3, 2023, the Company and Welsbach Holdings Pte Ltd (the “Backstopper”), an affiliate of the Sponsor, entered into a backstop agreement (the “Backstop Agreement”) pursuant to which the Backstopper guarantees any deficiency of restricted cash which may exist as of September 30, 2024, and agrees to advance funds as needed to remedy any such deficiency. The foregoing summary of the Backstop Agreement is qualified in its entirety by the text of the Backstop Agreement, a copy of which is attached as Exhibit 10.3 to the Current Report on Form 8-K filed by the Company on August 1, 2023 and incorporated by reference herein.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2024. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

On July 30, 2023, the Company issued Working Capital Note 1 in the principal amount of $84,000 to the Sponsor in exchange for cash. The Company drawn an additional $100 from this promissory note which resulted in a total outstanding amount of $84,100.

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

On June 28, 2024, the Company issued a Working Capital Note 7 in the principal amount of $177,773 to the Sponsor in exchange for cash.

On September 30, 2024, the Company issued a Working Capital Note 8 in the principal amount of $192,069 to the Sponsor in exchange for cash.

As of September 30, 2024 and December 31, 2023, respectively, there was an aggregate of $2,296,371 outstanding under the Convertible Promissory Notes reported in Convertible promissory notes – related party in the accompanying unaudited condensed consolidated balance sheets.

As of September 30, 2024 and December 31, 2023, respectively, there were amounts of $1,292,679 and $549,100, respectively, outstanding under the Working Capital Notes reported in Working capital loans – related party in the accompanying unaudited condensed consolidated balance sheets.

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

Net (Loss) Income per Share of Common Stock

The Company computes loss per share in accordance with ASC 260-10-45 “Earnings per Share”, which requires presentation of both basic and diluted (loss) income per share on the face of the statement of operations. The Company’s public common shares have a redemption right, which differ from the common shares that the sponsors hold. Accordingly, the Company has effectively two classes of shares, which are referred to as public common shares and Founder Shares. Income and losses are shared pro rata between the two classes of shares. Net (loss) income per share is computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture by the Sponsor. At September 30, 2024, the Company did not have any dilutive securities and/or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted (loss) income per share is the same as basic (loss) income per share for the period presented.

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

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

As a smaller reporting company, we are not required to include risk factors in this Quarterly Report on Form 10-Q.  As a smaller reporting company, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	We are a blank check company with no revenue or basis to evaluate our ability to select a suitable business target;

●	We may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;

●	Our expectations around the performance of a prospective target business or businesses may not be realized;

●	We may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

●	Our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;

●	We may not be able to obtain additional financing to complete our initial business combination or reduce the number of shareholders requesting redemption;

●	We may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;

●	You may not be given the opportunity to choose the initial business target or to vote on the initial business combination;

●	Trust account funds may not be protected against third party claims or bankruptcy;

●	An active market for our public securities’ may not develop and you will have limited liquidity and trading;

●	The availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination;

●	Our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management;

●	There may be more competition to find an attractive target for an initial business combination, which could increase the costs associated with completing our initial business combination and may result in our inability to find a suitable target;

●	Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination;

●	We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability;

●	We may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after the initial public offering, which may include acting as a financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred underwriting commissions that will be released from the trust account only upon a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after the initial public offering, including, for example, in connection with the sourcing and consummation of an initial business combination;

●	We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all;

●	Since our initial stockholders will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may acquire during or after our initial public offering), and because our sponsor, officers and directors may profit substantially even under circumstances in which our public stockholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination;

●	Changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations;

●	If the funds held outside of our trust account are insufficient to allow us to operate until at least September 30, 2024 (or such date as extended by our charter), our ability to fund our search for a target business or businesses or complete an initial business combination may be adversely affected;

●	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern, since we will cease all operations except for the purpose of liquidating if we are unable to complete an initial business combination by September 30, 2024 (or such date as extended by our charter);

●	The value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our common stock at such time is substantially less than $10.00 per share;

●	Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our rights will expire worthless; and

●	Our ability to identify a target and to consummate an initial business combination may be adversely affected by economic uncertainty and volatility in the financial markets, including as a result of the military conflict in Ukraine.

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

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

Date: November 19, 2024	By:	/s/ Daniel Mamadou
	Name:	Daniel Mamadou
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 19, 2024	By:	/s/ John Stanfield
	Name:	John Stanfield
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)