Form 10-K
period 2024-12-31
Welsbach Technology Metals Acquisition Corp.
filed 2025-03-25
CIK 1866226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number: 001-41183

Welsbach Technology Metals Acquisition Corp.

(Exact name of registrant as specified in its charter)

Delaware	87-1006702
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4422 N. Ravenswood Ave #1025 Chicago, Illinois	60640
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (251) 280 1980

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

As of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s public shares, other than shares held by persons who may be deemed affiliates of the registrant was approximately $9,790,130.

As of March 25, 2025, there were 3,366,765 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes forward-looking statements within the meaning of Section 27A of the Securities Act (as defined below) and Section 21E of the Exchange Act (as defined below). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

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

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“ASC 450” are to ASC Topic 450 “Contingencies”;

●	“ASC 470” are to ASC Topic 480 “Debt with Conversion or Other Options”;

●	“ASC 480” are to ASC Topic 480 “Distinguishing Liabilities from Equity”;

●	“ASC 740” are to ASC Topic 740 “Income Taxes”;

●	“ASC 815-40” are to ASC Topic 815-40 “Derivatives and Hedging”;

●	“ASC” are to the Financial Accounting Standards Board’s Accounting Standards Codification;

●	“board of directors” or “board” are to the board of directors of the Company;

●	“Business Combination” are to the Merger collectively with the other agreements and transactions in connection with the Merger Agreement;

●	“Certifying Officers” to WTMA’s Chief Executive Officer and Chief Financial Officer;

●	“common stock” are to shares of common stock, par value $0.0001 per share;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account (as defined below);

●	“DGCL” are to the Delaware General Corporation Law, as amended;

●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

●	“Eighth Promissory Note” are to the promissory note issued by the Company on August 30, 2023 in the principal amount of $125,000 to the Sponsor in connection with the Extension and together with the First, Second, Third, Fourth, Fifth, Sixth, and Seventh Promissory Note, the “Promissory Notes”;

●	“EM” are to Evolution Metals LLC, a Delaware limited liability company;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“Extension” are to the extended time period of time for the Company to complete a business combination under its amended and restated certificate of incorporation;

●	“Fifth Promissory Note” are to the promissory note issued by the Company on May 30, 2023 in the principal amount of $125,000 to the Sponsor in connection with the Extension and together with the First, Second, Third, and Fourth Promissory Note, the “Promissory Notes”;

●	“First Promissory Note” are to the promissory note issued by the Company on September 30, 2022 in the principal amount of $772,769 to the Sponsor in connection with the Extension;

●	“Fourth Promissory Note” are to the promissory note issued by the Company on April 30, 2023 in the principal amount of $125,000 to the Sponsor in connection with the Extension and together with the First, Second, and Third Promissory Note, the “Promissory Notes”. “Founder Shares” or “founder shares” are to the 1,931,922 shares of common stock held or controlled by our insiders (as defined below);

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“Holders” are to the Sponsor and certain other investors party to the Business Combination, who will enter into the Registration Right Agreements;

●	“IASB” are to the International Accounting Standards Board;

●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

●	“initial business combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;

●	“initial public offering” or “IPO” are to the initial public offering that was consummated by the Company on December 30, 2021;

●	“Initial Stockholders” or “initial stockholders” are to the Company’s Sponsor, officers and directors and other holders of Founders Shares;

●	“insiders” are to our officers, directors, sponsor and any other holder of our founder shares;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012, as amended;

●	“June Extensions” are to the extended time period of an additional twelve months from June 30, 2024 to June 30, 2025 for the Company to complete a business combination under its amended and restated certificate of incorporation;

●	“management” or our “management team” are to our officers and directors;

●	“March Extensions” are to the extended time period of an additional six months from March 30, 2023 to September 30, 2023 for the Company to complete a business combination under its amended and restated certificate of incorporation;

●	“Merger Agreement” are to the Amended and Restated Agreement and Plan of Merger, dated as of November 6, 2024, as amended by the Amendment No. 1 to Amended and Restated Agreement and Plan of Merger, dated as of November 11, 2024, and as amended by the Amendment No. 2 to Amended and Restated Agreement and Plan of Merger, dated as of February 10, 2025 (as it may be further amended or supplemented from time to time, the “Merger Agreement”), by and among WTMA, Merger Sub and EM;

●	“Merger Sub” are to WTMA Merger Subsidiary Corp., a Delaware corporation;

●	“Nasdaq” are to the Nasdaq Stock Market;

●	“Over-allotment” or “over-allotment” are to the partial exercise of the option on January 14, 2022 by the underwriters;

●	“Over-allotment Units” or “over-allotment units” are to the 227,686 additional Units purchased by the underwriters pursuant to the partial exercise of the option on January 14, 2022;

●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

●	“private rights” are to the rights included within the private units purchased by our sponsor in the private placement and any rights included within private units issued upon conversion of working capital loans as described herein;

●	“private shares” are to the shares of common stock included within the private units purchased by our sponsor in the private placement and any additional shares of common stock included within private units issued upon conversion of working capital loans as described herein;

●	“Private Placement Units” or “private placement units” are to the Units that were sold in private placements simultaneously with the closing of the IPO;

●	“private placement” are to a private placement of our units consummated in connection with our initial public offering;

●	“private units” are to the 352,054 units we sold privately to Welsbach Acquisition Holdings LLC, our sponsor, in connection with our initial public offering;

●	“public shares” are to shares of common stock which were sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market) and references to “public stockholders” are to the holders of our public shares, including our insiders to the extent our insiders purchase public shares, provided that their status as “public stockholders” exists only with respect to such public shares;

●	“Redemption Rights” are to the rights of the public stockholders to demand redemption of their public stock for cash;

●	“Registration Statement” are to the Form S-1 filed with the SEC December 21, 2021 (File No. 333-261467), as amended;

●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2024;

●	“rights” or “public rights” are to the rights which were sold as part of the units in our initial public offering;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002, as amended;

●	“Second Promissory Note” are to the promissory note issued by the Company on December 30, 2022 in the principal amount of $772,769 to the Sponsor in connection with the Extension and together with the First Promissory Note, the “Promissory Notes”;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“September Extensions” are to the extended time period of an additional six months from September 30, 2023 to June 30, 2024 for the Company to complete a business combination under its amended and restated certificate of incorporation;

●	“Seventh Promissory Note” are to the promissory note issued by the Company on July 30, 2023 in the principal amount of $125,000 to the Sponsor in connection with the Extension and together with the First, Second, Third, Fourth, Fifth, and Sixth Promissory Note, the “Promissory Notes”;

●	“Sixth Promissory Note” are to the promissory note issued by the Company on June 30, 2023 in the principal amount of $125,000 to the Sponsor in connection with the Extension and together with the First, Second, Third, Fourth, and Fifth Promissory Note, the “Promissory Notes”;

●	“Sponsor Persons” are to Daniel Mamadou, Christopher Clower, John Stanfield, Dr. Ralph Welpe, Emily King, Matthew Mrozinski and Sergey Marchenko;

●	“Sponsor Support and Lock-up Agreement” are to that certain Support and Lock-up Agreement, dated October 31, 2022, by and among the Sponsor, the Sponsor Persons, WTMA and WaveTech;

v

●	“sponsor” are to Welsbach Acquisition Holdings LLC;

●	“Sponsors” or “sponsors” are to the Sponsor and the persons set forth in the Sponsor Support and Lock-up Agreement;

●	“Subject Stockholder Shares” are to any shares of Company common stock owned by Company Stockholders immediately after the Closing;

●	“Subject Sponsor Shares” are to any shares of Company common stock owned by one of the Sponsors immediately after the Closing;

●	“Talaxis” are to Talaxis Group, the Techmetals division within the Noble Group;

●	“Third Promissory Note” are to the promissory note issued by the Company on March 30, 2023 in the principal amount of $125,000 to the Sponsor in connection with the Extension and together with the First and Second Promissory Note, the “Promissory Notes”;

●	“Treasury” are to the U.S. Department of the Treasury;

●	“trust account” are to the U.S.-based trust account in which an amount of $77,276,860 from the net proceeds of the sale of the units (as defined below) in the initial public offering and private placement units was placed following the closing of the initial public offering and the partial exercise of the underwriter’s over-allotment option;

●	“UHY” are to UHY LLP, our independent registered public accounting firm;

●	“Underwriting Agreement” are to that certain underwriting agreement, dated December 27, 2021, by and between the Company and Chardan Capital Markets, LLC, as representative of the several underwriters;

●	“units” are to the units sold in our initial public offering, which consist of one public share and one public right;

●	“we,” “us,” “Company” or “our Company,” “Welsbach,” or “WTMA” are to Welsbach Technology Metals Acquisition Corp.; and

●	“Working Capital Loans” are to loans to the Company funds by certain of the Company’s officers and directors in order to finance transaction costs in connection with a Business Combination.

PART I

Item 1. Business.

Overview

We are a blank check company incorporated under the laws of the State of Delaware on May 27, 2021. We were formed for the purpose of effectuating a merger, stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities, which we refer to throughout this Report as our “initial business combination.” We have neither engaged in any operations nor generated any revenue to date. Based on our business activities, we are a “shell company” as defined under the Exchange Act because we have no operations and nominal assets consisting almost entirely of cash.

In evaluating potential businesses and assets for an initial business combination, we, together with our management team and the Sponsor, considered acquisition candidates across various industry categories. Although our efforts to identify a prospective target business were not limited to a particular industry, we had a focus on operating businesses in the technology metals and energy transition metals sectors. Our efforts excluded the geographic region of China and the special administrative regions of Hong Kong and Macau or companies with their principal business operations in China, Hong Kong or Macau.

Initial Public Offering

On December 30, 2021, WTMA consummated the IPO of 7,500,000 Units, at a price of $10.00 per unit, generating gross proceeds of $75.00 million, and a concurrent private placement with the Sponsor of 347,500 WTMA Units at a price of $10.00 per unit, generating gross proceeds of $3.47 million. Each WTMA Unit consists of one share of WTMA Common Stock and one WTMA Right, with each WTMA Right entitling the holder thereof to receive one-tenth of one share of WTMA Common Stock. On January 14, 2022, pursuant to the underwriter’s exercise of the over-allotment option in part, WTMA consummated the sale of an additional 227,686 WTMA units, at $10.00 per unit, generating gross proceeds of $2.27 million, and a concurrent private placement with the Sponsor of 4,554 WTMA Units at a price of $10.00 per unit, generating gross proceeds of $45,540. A total of $77.27 million from the net proceeds of the sale of the WTMA Units in the IPO and the sale of the private units was placed in the U.S.-based trust account with Continental, acting as trustee.

WTMA’s certificate of incorporation provided that it had nine months from the closing of the IPO, or until September 30, 2022, to complete an initial business combination. On September 27, 2022, WTMA announced the approval and extension of the time period to consummate a business combination from September 30, 2022 until December 30, 2022 and the approval of the issuance of a convertible, non-interest bearing, unsecured promissory note in the aggregate principal amount of $772,768 to the Sponsor in order to fund such extension. Such amount was placed into the trust account on September 27, 2022. Subsequently, on December 27, 2022, WTMA announced the approval and extension of the time period to consummate a business combination from December 30, 2022 until March 30, 2023 and the approval of the issuance of an additional convertible, non-interest bearing, unsecured promissory note in the aggregate principal amount of $772,768 to the Sponsor in order to fund such extension. Such amount was placed into the trust account on December 27, 2022. Subsequently, on March 24, 2023, WTMA held a special meeting in connection with the votes to approve the March 2023 extension, allowing WTMA to extend the time period to consummate a business combination on a monthly basis from March 30, 2023 to September 30, 2023 by contributing $125,000 to the trust for each month of extension. In connection with the extension from March 30, 2023 to September 30, 2023, WTMA issued six promissory notes in the principal amount of $125,000 to the Sponsor, the promissory notes are convertible, non-interest bearing, and unsecured. Subsequently, on September 29, 2023, WTMA held another special meeting in connection with the votes to approve the September 2023 extension, allowing WTMA to extend the time period to consummate a business combination from September 30, 2023 to June 30, 2024 without any additional contribution to the trust. Similarly, on June 28, 2024, WTMA held a special meeting in connection with the votes to approve the June 2024 extension, allowing WTMA to extend further the time period to consummate a business combination from June 30, 2024 to June 30, 2025.

Prior to the consummation of the IPO on December 30, 2021, neither WTMA, nor anyone on its behalf, contacted any prospective target business or had any substantive discussions, formal or otherwise, with respect to any potential business combination transaction with WTMA. After the completion of its IPO and consistent with WTMA’s business purpose, WTMA’s directors and management team commenced an active, targeted search for an initial set of potential business combination targets, leveraging the Sponsor’s network of relationships and intimate knowledge of the private company marketplace, as well as the prior experience and network of WTMA’s directors and management team.

A total of $77,276,860, comprised of proceeds from the initial public offering (including the over-allotment) and proceeds of the sale of the private placement units was placed in the trust account maintained by Continental, acting as trustee. As of December 31, 2024, $12,257,933 remains in the trust account.

On January 7, 2025, WTMA’s securities were suspended and delisted from the Nasdaq Stock Market LLC (“Nasdaq”). WTMA’s public units and public stock (each, as defined herein) are currently quoted on the Pink market under the symbols “WTMAU” and “WTMA,” respectively, and public rights (as defined herein) are currently quoted on the OTCQB under the symbol “WTMAR.”

It is the job of our sponsor and management team to complete our initial business combination. Our management team is led by Daniel Mamadou, our Chief Executive Officer, John Stanfield, our Chief Financial Officer, and Christopher Clower, our Chief Operating Officer, who have many years of experience in managing supply chains of bulk commodities.

Merger Agreement

On January 25, 2024, the Company issued a press release to announce that it had entered into a non-binding letter of intent with a target in the critical materials space (the “Target”) for a potential business combination. There can be no assurance that a definitive agreement will be entered into or that the proposed transaction will be consummated.

On March 22, 2024, the Company issued a press release to announce that it had entered into a binding letter of intent with Evolution Metals LLC, a Delaware company (“EM” or the “Target”), for a potential business combination.

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

On November 6, 2024, the Company entered an Amended and Restated Agreement and Plan of Merger amending the Agreement and Plan of Merger, dated as of April 1, 2024.

On November 11, 2024 WTMA entered into an Amendment No. 1 to the Merger Agreement, amending and restating certain defined terms in the Merger Agreement and the corresponding consideration schedule in the Company Disclosure Schedule, to clarify that US NewCo will be a holder of membership interests in EM following the proposed merger that is part of the Business Combination.

On February 10, 2025 WTMA entered into an Amendment No. 2 to the Merger Agreement restating certain recitals and defined terms in the Merger Agreement and the corresponding consideration schedule in the Company Disclosure Schedule, clarifying the amount of Company Membership Units to be received by Korea NewCo and US NewCo in connection with the transactions contemplated by the Merger Agreement. Further, the Amendment No. 2 amended and restated certain provisions of the Merger Agreement such that the New EM board of directors after the Closing will consist of six (6) directors, which shall initially include six (6) director nominees designated by EM and reasonably acceptable to WTMA, insofar as those nominees are elected to the New EM board of directors. Finally, the Amendment No. 2 replaced the form of the Amended and Restated Certificate of Incorporation to be filed immediately following the Effective Time with the form attached as Exhibit A to the Amendment No. 2.

CMR Merger Agreement

On February 10, 2025, as part of the series of transactions contemplated by the Business Combination, WTMA entered into an Agreement and Plan of Merger (the “CMR Merger Agreement”), by and among WTMA, Critical Mineral Recovery, Inc., a Missouri corporation (“CMR”), and the other parties thereto, pursuant to which CMR will be merged out of existence and into a wholly owned subsidiary of WTMA.

Pursuant to the CMR Merger Agreement, the sole shareholder of CMR shall receive (A) 22,500,000 shares of New EM common stock, (B) cash in an amount of $125,000,000 and (C) cash in an amount up to $50,000,000 to be used to repay CMR’s indebtedness.

The CMR Merger Agreement contains customary representations and warranties by the parties. Certain of the representations are subject to specified exceptions and qualifications contained in the CMR Merger Agreement or in information provided pursuant to certain disclosure schedules to the CMR Merger Agreement.

The closing of the CMR Merger Agreement is subject to the closing of the other transactions that are part of the Business Combination and other customary closing conditions. The consummation of the other transactions that are part of the Business Combination are conditioned on the consummation of the transactions contemplated by the CMR Merger Agreement.

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

Our Approach to Environmental and Social Governance

As the CEO and COO of both WTMA and Welsbach Holdings Pte Ltd, our approach to ESG is conduct business that ensures our commercial relationships are balanced and sustainable. Our business at WTMA as well as Welsbach Holdings Pte Ltd is guided by the United Nations Global Compact and directed by the UN Sustainable Development Goals. We have a climate strategy that focuses on investing in and supporting energy efficient supply chains, reducing fossil fuels, and optimizing water use. In both WTMA and Welsbach Holdings Pte Ltd we adhere to UN Sustainable Development Goals #7 “Affordable And Clean Energy”, #8 “Decent Work And Economic Growth”, #9 “Industry Innovation and Infrastructure”, #13 “Climate Action”, and #17 “Partnerships For The Goals”.

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

Experience in capital markets and financing solutions

Daniel Mamadou is the CEO of WTMA and also an executive director of Welsbach Holdings Pte Ltd; he has honed his capital markets skills over 20 years initially as a derivatives structurer at Bank of Mitsubishi and Deutsche Bank in London, and then as a Debt and Equity Capital Markets officer at Goldman Sachs in London, Deutsche Bank in Singapore and Nomura holdings in Hong Kong. During this period, Mr. Mamadou led multiple fundraising projects for a wide range of companies and financial institutions in Europe, North Asia, Australia and Japan.

Christopher Clower is the COO of WTMA, and also an executive director of Welsbach Holdings Pte Ltd. Christopher sits on a number of boards in South East Asia companies, including Malacca Trust Pte Ltd, a holding company in Singapore which owns the top asset management company in Indonesia. He spent 11 years at Merrill Lynch and raised over $4 billion of capital in the resources space. Prior to this, Mr. Clower was Managing Director and Head of Corporate Finance in Merrill Lynch for South East Asia. Christopher also worked at Deutsche Bank (1997 - 1998) and Bankers Trust (1994 - 1997).

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

Experience in supply chain and logistics

The team has a track record of managing supply chains of bulk commodities. Prior to WTMA, Daniel Mamadou founded and led Talaxis, the Technology Metals division of Noble Group Holdings. Noble Group Holdings is an Asia-based independent energy products and industrial raw materials supply chain manager. Noble Group has operations in more than 50 countries and more than 35 years of experience in Asia. While leading Talaxis, Daniel invested in and developed projects related to Technology Metals, with a special focus on rare earth elements. He was instrumental in establishing a network of supply chain partners in the upstream and midstream segments. Mr. Mamadou’s range of activities involved the sourcing, marketing, processing, supplying, financing and transporting of energy transition metals and materials, with a particular focus on projects related to battery-grade and electric vehicle materials such as nickel, lithium, graphite, and vanadium in various worldwide locations to cover the entire supply chain. As the founder and Executive Director of Talaxis, Daniel Mamadou invested approximately $22.8 million of Noble Group internal capital to acquire equity stakes in seven Techmetals companies and achieved a weighted average deal level multiple of invested capital of 5.6x with 75.3% IRR over an investment period of slightly more than 3 years.

Independent board members and network of advisors

WTMA’s senior management benefits from the support and assistance of independent board members and a network of advisors that have a proven track record in identifying, evaluating and negotiating with businesses and companies in the sectors that are relevant for WTMA. A strong emphasis on diversity and skills has been made regarding the composition of the board, with the inclusion of independent directors that are competent in the fields of mergers and acquisitions as well as disciplines related to geology and mining sectors.

Effectuating a Business Combination

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

Limited Ability to Evaluate the Target’s Management Team

Although we closely scrutinize the management of a prospective target business when evaluating the desirability of effectuating our initial business combination with that business, our assessment of the target business’ management may not prove to be correct. The future role of members of our management team, if any, in the target business, cannot presently be stated with any certainty. Consequently, members of our management team may not become a part of the target’s management team, and the future management may not have the necessary skills, qualifications or abilities to manage a public company. Further, it is also not certain whether one or more of our directors will remain associated in some capacity with us following our initial business combination. Moreover, members of our management team may not have significant experience or knowledge relating to the operations of the particular target business. Our key personnel may not remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following our initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We may not have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Fair Market Value of Target Business

Pursuant to the rules of the Nasdaq Stock Market, our initial business combination must occur with one or more target businesses having an aggregate fair market value of at least 80% of the value of the trust account (excluding any deferred underwriter’s fees and taxes payable on the income earned on the trust account), which we refer to as the 80% test, at the time of the agreement to enter into the initial business combination. Therefore, the fair market value of the target business will be calculated prior to any conversions of our shares in connection with a business combination and therefore will be a minimum of $9,806,346 in order to satisfy the 80% test. While the fair market value of the target business must satisfy the 80% test, the consideration we pay the owners of the target business may be a combination of cash (whether cash from the trust account or cash from a debt or equity financing transaction that closes concurrently with the business combination) or our equity securities. The exact nature and amount of consideration would be determined based on negotiations with the target business, although we will attempt to primarily use our equity as transaction consideration. If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm with respect to the satisfaction of such criteria. We will also obtain a fairness opinion from an independent investment banking firm before consummating a business combination with an entity affiliated with any of our officers, directors or insiders. If we are no longer listed on Nasdaq, we will not be required to satisfy the 80% test.

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

We will consummate our initial business combination only if public stockholders do not exercise conversion rights in an amount that would cause our net tangible assets to be less than $5,000,001 and a majority of the outstanding shares of common stock voted are voted in favor of the business combination. As a result, if stockholders owning approximately 93.75% or more of the shares of common stock sold in our initial public offering exercise conversion rights, the business combination will not be consummated. However, the actual percentages will only be able to be determined once a target business is located and we can assess all of the assets and liabilities of the combined company (which would include the fee payable to the underwriters in an amount equal to 3.5% of the total gross proceeds raised in the initial public offering as described elsewhere in this Report, any out-of-pocket expenses incurred by our insiders or their affiliates in connection with certain activities on our behalf, such as identifying and investigating possible business targets and business combinations that have not been repaid at that time, as well as any other liabilities of ours and the liabilities of the target business) upon consummation of the proposed business combination, subject to the requirement that we must have at least $5,000,001 of net tangible assets upon closing of such business combination. As a result, the actual percentages of shares that can be converted may be significantly lower than our estimates. We chose our net tangible asset threshold of $5,000,001 to ensure that we would avoid being subject to Rule 419 promulgated under the Securities Act. However, if we seek to consummate an initial business combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the trust account upon consummation of such initial business combination, our net tangible asset threshold may limit our ability to consummate such initial business combination (as we may be required to have a lesser number of shares converted) and may force us to seek third-party financing which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public stockholders may therefore have to wait until June 30, 2025 in order to be able to receive a portion of the trust account.

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

Depending on how a business combination was structured, any stockholder approval requirement could be satisfied by obtaining the approval of either (i) a majority of the shares of our common stock that were voted at the meeting (assuming a quorum was present at the meeting), or (ii) a majority of the outstanding shares of our common stock. Because our insiders collectively beneficially own approximately 65.3% of our issued and outstanding shares of common stock and as a result of the insider’s agreement to vote in favor of a business combination, unless otherwise required by applicable law, regulation or stock exchange rules, in addition to the founder shares, we would need no public shares sold in the initial public offering to be voted in favor of an initial business combination.

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

We chose our net tangible asset threshold of $5,000,001 to ensure that we would avoid being subject to Rule 419. However, if we seek to consummate an initial business combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the trust account upon consummation of such initial business combination, our net tangible asset threshold may limit our ability to consummate such initial business combination (as we may be required to have a lesser number of shares redeemed or sold to us) and may force us to seek third party financing which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public stockholders may therefore have to until June 30, 2025 in order to be able to receive a pro rata share of the trust account.

Permitted Purchases of our Securities

In the event we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, officers, or their respective affiliates may purchase shares or rights in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares such persons may purchase. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. In the event our sponsor, directors, officers, or their respective affiliates determine to make any such purchases at the time of a stockholder vote relating to our initial business combination, such purchases could have the effect of influencing the vote necessary to approve such transaction. None of the funds in the trust account will be used to purchase shares or rights in such transactions. They will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. Subsequent to the consummation of business combination, we will adopt an insider trading policy which will require insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) to clear all trades with our legal counsel prior to execution. We cannot currently determine whether our insiders will make such purchases pursuant to a Rule 10b5-1 plan, as it will be dependent upon several factors, including but not limited to, the timing and size of such purchases. Depending on such circumstances, our insiders may either make such purchases pursuant to a Rule 10b5-1 plan or determine that such a plan is not necessary.

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

Conversion Rights

At any meeting called to approve an initial business combination, any public stockholder, whether voting for or against such proposed business combination, will be entitled to demand that his or her shares of common stock be converted for a full pro rata portion of the amount then in the trust account ($10.00 per share as of December 31, 2024), plus any pro rata interest earned on the funds held in the trust account and not previously released to us or necessary to pay our taxes. Alternatively, we may provide our public stockholders with the opportunity to sell their shares of our common stock to us through a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, net of taxes payable.

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

Liquidation if No Business Combination

The current extension date by which we must consummate the Business Combination is June 30, 2025. Unless we submit and our stockholders approve an extension, if the Business Combination (or combination with another target business) is not completed by the Liquidation Date, such condition will trigger our automatic winding up, liquidation and dissolution pursuant to the terms of the Charter. As a result, this has the same effect as if we had formally gone through a voluntary liquidation procedure under the DGCL. Accordingly, no vote would be required from our stockholders to commence such a voluntary winding up, liquidation and dissolution.

The amount in the trust account (less approximately $228 representing the aggregate nominal par value of the common stock as of December 31, 2024) under the DGCL will be treated as a share premium which is distributable under the DGCL provided that immediately following the date on which the proposed distribution is proposed to be made, we are able to pay our debts as they fall due in the ordinary course of business. If we are forced to liquidate the trust account, we anticipate that we would distribute to our stockholders the amount in the trust account calculated as of the date that is two (2) business days prior to the distribution date (including any accrued interest) including interest earned on the funds held in the trust account, and not previously released to us to pay our taxes, divided by the number of then outstanding public stock, subject to certain limitations. Prior to such distribution, we would be required to assess all claims that may be potentially brought against it by its creditors for amounts they are actually owed and make provision for such amounts, as creditors take priority over our shareholders with respect to amounts that are owed to them. We cannot assure you that it will properly assess all claims that may be potentially brought against it. As such, our stockholders could potentially be liable for any claims of creditors to the extent of distributions received by them as an unlawful payment in the event we enter an insolvent liquidation. Furthermore, while we have obtained and will continue to seek to have all vendors, service providers (other than its independent auditors), prospective target businesses or other entities with which we do business and prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account, there is no guarantee that they will execute such agreements. Nor is there any guarantee that, even if such entities execute such agreements with us, they will not seek recourse against the trust account or that a court would conclude that such agreements are legally enforceable.

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

If we are unable to complete the Business Combination and expend all of the net proceeds of the IPO, other than the proceeds deposited in the trust account and without taking into account interest, if any, earned on the trust account, the per-share distribution from the trust account would be approximately $11.32 based on the value of the trust account as of December 31, 2024.

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

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effectuating business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there may be numerous potential target businesses that we could complete a business combination with utilizing the net proceeds of our initial public offering, our ability to compete in completing a business combination with certain sizable target businesses may be limited by our available financial resources.

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

If we succeed in effectuating our initial business combination, there will be, in all likelihood, intense competition from competitors of the target business. Subsequent to our initial business combination, we may not have the resources or ability to compete effectively. Employees

We have four executive officers. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they devote in any time period will vary based on circumstances, including whether a target business has been selected for the business combination and the stage of the business combination process the company is in. Accordingly, once a suitable target business to consummate our initial business combination with has been located, management will spend more time investigating such target business and negotiating and processing the business combination (and consequently spend more time on our affairs) than had been spent prior to locating a suitable target business. We presently expect our executive officers to devote an average of approximately 10 hours per week to our business. We do not intend to have any full time employees prior to the consummation of our initial business combination.

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

We may be required by the Sarbanes-Oxley Act to have our internal control over financial reporting audited for the year ending December 31, 2025. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding the adequacy of their internal control over financial reporting. The development of the internal control over financial reporting of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such initial business combination.

JOBS Act

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

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

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	We are a blank check company with no revenue or basis to evaluate our ability to select a suitable business target;

●	We may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;

●	Our expectations around the performance of a prospective target business or businesses may not be realized;

●	We may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

●	Our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;

●	We may not be able to obtain additional financing to complete our initial business combination or reduce the number of shareholders requesting redemption;

●	We may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;

●	You may not be given the opportunity to choose the initial business target or to vote on the initial business combination;

●	Trust account funds may not be protected against third party claims or bankruptcy;

●	An active market for our public securities’ may not develop and you will have limited liquidity and trading;

●	The availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination;

●	Our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management;

●	There may be more competition to find an attractive target for an initial business combination, which could increase the costs associated with completing our initial business combination and may result in our inability to find a suitable target;

●	Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination;

●	We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability;

●	We may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after the initial public offering, which may include acting as a financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred underwriting commissions that will be released from the trust account only upon a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after the initial public offering, including, for example, in connection with the sourcing and consummation of an initial business combination;

●	We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all;

●	Since our initial stockholders will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may acquire during or after our initial public offering), and because our sponsor, officers and directors may profit substantially even under circumstances in which our public stockholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination;

●	Changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations;

●	If the funds held outside of our trust account are insufficient to allow us to operate until at least June 30, 2025 (or such date as extended by our charter), our ability to fund our search for a target business or businesses or complete an initial business combination may be adversely affected;

●	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern, since we will cease all operations except for the purpose of liquidating if we are unable to complete an initial business combination by June 30, 2025 (or such date as extended by our charter);

●	The value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our common stock at such time is substantially less than $10.00 per share;

●	Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our rights will expire worthless; and

●	Our ability to identify a target and to consummate an initial business combination may be adversely affected by economic uncertainty and volatility in the financial markets, including as a result of the military conflict in Ukraine.

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

Item 2. Properties.

Our executive offices are located at 4422 N. Ravenswood Ave. #1025, Chicago, Illinois 60640, and our telephone number is (251) 280-1980. The cost for our use of this space is included in the $10,000 per month fee we pay to our sponsor for office space, administrative and shared personnel support services. We consider our current office space adequate for our current operations.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

(a) Market Information

During the year ended December 31, 2024, our units, public shares and public rights were each traded on the Nasdaq under the symbols WTMAU, WTMA and WTMAR, respectively. Our units commenced public trading on December 28, 2021, and our public shares and public rights commenced separate public trading on January 20, 2022.

On March 24, 2025, the closing price per share of our common stock was $11.47 as reported on the OTCQB.

On January 7, 2025, WTMA’s securities were suspended and delisted from Nasdaq because WTMA failed to complete a business combination by December 27, 2024. WTMA’s public units and public stock (each, as defined herein) are currently quoted on the Pink market under the symbols “WTMAU” and “WTMA,” respectively, and public rights (as defined herein) are currently quoted on the OTCQB under the symbol “WTMAR.”

For the fiscal years ended December 31, 2024 and 2023, the following table sets forth the high and low sale prices for our common stock as reported by The Nasdaq Stock Market (“Nasdaq”).

	High	Low
Fiscal Year Ended December 31, 2023
First Quarter (January 1, 2023 through March 31, 2023)	$10.56	$10.20
Second Quarter (April 1, 2023 through June 30, 2023)	$10.64	$10.38
Third Quarter (July 1, 2023 through September 30, 2023)	$11.68	$10.61
Fourth Quarter (October 1, 2023 through December 31, 2023)	$11.21	$10.51

Fiscal Year Ended December 31, 2024

First Quarter (January 1, 2024 through March 31, 2024)	$10.99	$10.78
Second Quarter (April 1, 2024 through June 30, 2024)	$11.15	$10.81
Third Quarter (July 1, 2024 through September 30, 2024)	$11.20	$10.87
Fourth Quarter (October 1, 2024 through December 31, 2024)	$13.10	$10.90

(b) Holders

On March 20, 2025, there were 2 holders of record of our units, 14 holders of record of shares of our common stock and one holder of record of our public rights.

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

On January 14, 2022, Chardan Capital Markets, LLC, the representative of the underwriters purchased 227,686 units pursuant to the partial exercise of the underwriters’ over-allotment option, which were sold at an offering price of $10.00 per over-allotment unit, generating gross proceeds of $2,276,860. Simultaneously with the sale of the over-allotment units, the Company consummated a private sale of an additional 4,554 private placement units to the sponsor, generating gross proceeds of $45,540.

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

On June 28, 2024, in connection with the votes to approve the June Extensions, the holders of 1,090,062 shares of WTMA Common Stock properly exercised their right to redeem their shares for an aggregate redemption amount of approximately $12.22 million, leaving approximately $12.06 million in the trust account, based on the approximately $24.28 million held in the trust account as of June 28, 2024 (less funds that may be withdrawn to pay taxes). The amount due to the redeeming stockholders was subsequently disbursed on August 2, 2024.

Accordingly, 1,082,789 and 2,172,851 shares of WTMA Common Stock subject to possible redemption on December 31, 2024 and 2023, respectively, are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s unaudited condensed consolidated balance sheets.

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

Promissory Notes

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

On December 31, 2024, the Company issued a promissory note (the “Working Capital Note 9”) in the principal amount of $448,287 to the Sponsor in exchange for cash.

Merger Agreement, as Amended

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

On November 6, 2024, the Company entered an Amended and Restated Agreement and Plan of Merger amending the Agreement and Plan of Merger, dated as of April 1, 2024.

On November 11, 2024 WTMA entered into an Amendment No. 1 to the Merger Agreement, amending and restating certain defined terms in the Merger Agreement and the corresponding consideration schedule in the Company Disclosure Schedule, to clarify that US NewCo will be a holder of membership interests in EM following the proposed merger that is part of the Business Combination.

On February 10, 2025 WTMA entered into an Amendment No. 2 to the Merger Agreement restating certain recitals and defined terms in the Merger Agreement and the corresponding consideration schedule in the Company Disclosure Schedule, clarifying the amount of Company Membership Units to be received by Korea NewCo and US NewCo in connection with the transactions contemplated by the Merger Agreement. Further, the Amendment No. 2 amended and restated certain provisions of the Merger Agreement such that the New EM board of directors after the Closing will consist of six (6) directors, which shall initially include six (6) director nominees designated by EM and reasonably acceptable to WTMA, insofar as those nominees are elected to the New EM board of directors. Finally, the Amendment No. 2 replaced the form of the Amended and Restated Certificate of Incorporation to be filed immediately following the Effective Time with the form attached as Exhibit A to the Amendment No. 2.

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

Sponsor Support and Lock-Up Agreement

As a condition and inducement to the EM’s willingness to enter into the Merger Agreement, the Sponsor executed and delivered to EM a Sponsor Support and Lock-up Agreement (the “Sponsor Support and Lock-up Agreement”), dated as of November 6, 2024, by and among the Sponsor, WTMA, EM and the persons set forth on Schedule I thereto. Pursuant to the Sponsor Support and Lock-Up Agreement, the Sponsor has agreed, among other things, (i) to vote (whether pursuant to a duly convened meeting of the WTMA stockholders or pursuant to an action by written consent of the WTMA stockholders) in favor of the adoption and approval, promptly following the time at which the registration statement on Form S-4 shall have been declared effective and delivered or otherwise made available to WTMA stockholders, of the Merger Agreement and the Business Combination and (ii) not to sell, transfer, convey or assign any shares of WTMA Common Stock until such time to be mutually agreed by the parties thereto after the Closing subject to the terms and conditions of the Sponsor Support and Lock-up Agreement.

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

CMR Merger Agreement

On February 10, 2025, as part of the series of transactions contemplated by the Business Combination, WTMA entered into an Agreement and Plan of Merger (the “CMR Merger Agreement”), by and among WTMA, Critical Mineral Recovery, Inc., a Missouri corporation (“CMR”), and the other parties thereto, pursuant to which CMR will be merged out of existence and into a wholly owned subsidiary of WTMA.

Pursuant to the CMR Merger Agreement, the sole shareholder of CMR shall receive (A) 22,500,000 shares of New EM common stock, (B) cash in an amount of $125,000,000 and (C) cash in an amount up to $50,000,000 to be used to repay CMR’s indebtedness.

The CMR Merger Agreement contains customary representations and warranties by the parties. Certain of the representations are subject to specified exceptions and qualifications contained in the CMR Merger Agreement or in information provided pursuant to certain disclosure schedules to the CMR Merger Agreement.

The closing of the CMR Merger Agreement is subject to the closing of the other transactions that are part of the Business Combination and other customary closing conditions. The consummation of the other transactions that are part of the Business Combination are conditioned on the consummation of the transactions contemplated by the CMR Merger Agreement.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the period ended December 31, 2024 were in connection with the search for a prospective initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We generate non-operating income in the form of interest income from the proceeds of the IPO placed in the Trust Account. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the year ended December 31, 2024, we had a net loss of $899,927, which primarily consists of operating expenses of $1,428,060, franchise taxes of $154,785 and a provision for income taxes of $125,950, partially offset by interest earned on cash held in the Trust Account in total of $808,868.

For the year ended December 31, 2023, we had a net loss of $54,322, which primarily consists of operating expenses of $2,022,981 and accrual of Delaware franchise taxes of $200,000, partially offset by interest and dividend earned on marketable securities held in the Trust Account in total of $2,168,659.

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

For the year ended December 31, 2024, cash used in operating activities was $1,459,263. Net cash provided by investing activities was $12,320,164 mainly reflecting cash withdrawn from trust account to pay franchise and income taxes and cash withdrawn from trust account in connection with redemption. Net cash used in financing activities was $11,027,925 mainly reflecting proceeds from convertible promissory notes and working capital loans entered into with the related party and redemption of common stock.

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

At December 31, 2024, we had cash held in the trust account of $12,257,933. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less income taxes payable), to complete our business combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies. For the year ended December 31, 2024, the Company had $12,320,164 withdrawn from the trust account in connection with redemption and to pay franchise and income taxes.

At December 31, 2024, we had operating cash of $1,185, outside of the trust account. We have used and intend to continue to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination. Through December 31, 2024, the Company has withdrawn a total of $841,386 from the Trust Account for taxes of which was already utilized to pay for franchise and income taxes. Through December 31, 2023, the Company has withdrawn a total of $741,013 from the Trust Account for taxes of which $579,564 was already utilized to pay for franchise and income taxes. As of December 31, 2024 and 2023, respectively, there is a restricted cash balance of nil and $0 which were utilized to pay the outstanding franchise and income taxes. For the year ended December 31, 2024 and 2023, amounts accrued and paid for interest and penalties related to franchise tax were $7,935 and $22,771, respectively.

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

As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management determined that the liquidity condition and date for mandatory liquidation and dissolution raise substantial doubt about the Company’s ability to continue as a going concern through August 30, 2023, the scheduled liquidation date of the Company if it does not complete a Business Combination prior to such date. Management may raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties to meet the Company’s working capital needs and to complete a Business Combination before the mandatory liquidation date. The Company may not be able to obtain additional financing. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. The Company intends to complete a Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any Business Combination by December 31, 2024. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from its inability to consummate a Business Combination or its inability to continue as a going concern.

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

On December 31, 2024, the Company issued a promissory note (the “Working Capital Note 9”) in the principal amount of $448,287 to the Sponsor in exchange for cash.

Working Capital Note 1, together with Working Capital Notes 2, 3, 4,5,6,7, 8 and 9 the (hereinafter, collectively, the “Working Capital Notes”) are a non-interest bearing, unsecured promissory notes that will not be repaid in the event that the Company is unable to close an initial business combination unless there are funds available outside the trust account to do so. Such Working Capital Notes would either be paid upon consummation of the Initial Business Combination out of the proceeds of the Trust Account released to the Company or, at the Sponsor’s discretion, converted, in full or in part, upon consummation of the Initial Business Combination into additional private units at a price of $10.00 per unit. Additional Working Capital Notes may be funded at the discretion of the Sponsor, in total amounts for the Working Capital Notes series not to exceed $2.5 million.

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

As of December 31, 2024 and 2023, respectively, there was $2,296,371 outstanding under the Convertible Promissory Notes reported in Convertible promissory notes – related party in the accompanying consolidated balance sheets.

As of December 31, 2024 and 2023, respectively, there were $1,740,966 and $549,100 outstanding under the Working Capital Notes reported in Working capital loans – related party in the accompanying consolidated balance sheets.

The Company’s independent directors were informed that on May 3, 2023, the Company and Welsbach Holdings Pte Ltd (the “Backstopper”), an affiliate of the Sponsor, entered into a backstop agreement (the “Backstop Agreement”) pursuant to which the Backstopper guarantees any deficiency of restricted cash which may exist as of December 31, 2024, and agrees to advance funds as needed to remedy any such deficiency. The foregoing summary of the Backstop Agreement is qualified in its entirety by the text of the Backstop Agreement, a copy of which is attached as Exhibit 10.3 to the Current Report on Form 8-K filed by the Company on August 1, 2023 and incorporated by reference herein.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2024. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

On December 31, 2024, the Company issued a Working Capital Note 9 in the principal amount of $448,287 to the Sponsor in exchange for cash.

As of December 31, 2024 and 2023, respectively, there was an aggregate of 2,296,371, outstanding under the Convertible Promissory Notes reported in Convertible promissory notes – related party in the accompanying consolidated balance sheets.

As of December 31, 2024 and 2023, respectively, there were amounts of $1,740,966 and $549,100, outstanding under the Working Capital Notes reported in Working capital loans – related party in the accompanying consolidated balance sheets.

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

Net Loss per Share of Common Stock

The Company computes loss per share in accordance with ASC 260-10-45 “Earnings per Share”, which requires presentation of both basic and diluted loss per share on the face of the statement of operations. The Company’s public common shares have a redemption right, which differ from the common shares that the sponsors hold. Accordingly, the Company has effectively two classes of shares, which are referred to as public common shares and Founder Shares. Income and losses are shared pro rata between the two classes of shares. Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture by the Sponsor. At December 31, 2024, the Company did not have any dilutive securities and/or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

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

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company’s management does not believe the adoption of ASU 2023-09 will have a material impact on its financial statements and disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. As of December 31, 2024, this ASU became effective and our management adopted this ASU in our financial statements and related disclosures.

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

Item 8. Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-28 comprising a portion of this Report, which are incorporated herein by reference.

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

Management’s Annual Report on Internal Controls over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2024. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2024. This Report does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

(a) None.

(b) During the fiscal quarter ended December 31, 2024, none of our officers or directors informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Directors and Executive Officers

As of March 25, 2025, our directors and officers are as follows:

Name	Age	Position
Daniel Mamadou	53	Chief Executive Officer and Chairman of the Board of Directors
Christopher Clower	59	Chief Operating Officer and Director
John Stanfield	43	Chief Financial Officer
Dominik Oggenfuss	49	Director
Matthew Rockett	40	Director
Justin Werner (3)	50	Director

The experience of our directors and executive officers is as follows:

Daniel Mamadou was appointed as the CEO and Chairman of the WTMA Board on the inception of WTMA, May 27, 2021, and is the CEO of Welsbach Holdings Pte Ltd, a Technology Metals specialist advisor, which Mr. Mamadou founded in January 2021. From January 2015 to December 2020 Mr. Mamadou led Talaxis Ltd, which is the Technology Metals division of Singapore-listed Noble Group. From 2011 to 2014, Mr. Mamadou was a Managing Director at Nomura Securities, and acted as Head of the Corporate Solutions and Financing Group for the Asia-Pacific region. At Nomura, Mr. Mamadou led a team that delivered derivatives and capital markets solutions to their client base in the Asia-Pacific region. From 2003 to 2011, Daniel was the co-head of the Corporate Markets and Treasury Solutions team for Asia-Pacific. Prior to that, Mr. Mamadou worked as a Director for Goldman Sachs within the FICC division in London. From 1997 until 1999, Mr. Mamadou was a Director at Deutsche Bank in London, on the fixed income derivatives structuring desk for Iberia. While leading the Corporate Markets and Treasury Solutions team at Deutsche Bank, Mr. Mamadou and his team achieved the number two position in the Asia ex Japan fixed income league tables (including bonds, investment grade and corporate high yield) over a four-year period from 2008 to 2011, raising approximately $40 billion of capital across sectors. Mr. Mamadou earned a BA in Business Management and Marketing from ESIC-Valencia, and a MSc in Investment Banking and International Securities from Reading University.

Christopher Clower was appointed as the COO and a Director of WTMA on the inception of WTMA, May 27, 2021, and is an executive director and COO of Welsbach Holdings Pte Ltd since March 2021. From 2014 to 2024, Mr. Clower was an independent director of Malacca Trust Pte Ltd, a holding company in Singapore which is the majority owner of one of the leading asset management firms in Indonesia as measured by assets under management. Also, from 2014 to 2022, Mr. Clower was an independent commissioner on the board of PT Batavia Prosperindo Finance Tbk, an Indonesia consumer finance company listed on the Indonesia Stock Exchange. From 2010 to 2014, Mr. Clower was an independent advisor and principal investor of his own capital. From 2008 to 2010, Mr. Clower co-founded, built and sold PT Manoor Bulatn Lestari, an Indonesian resource company and achieved 30x MOIC in two years for himself and his investors. Prior to this, Mr. Clower was Managing Director and Head of Corporate Finance in Merrill Lynch for Southeast Asia. From 1998 to 2009, Mr. Clower worked at Merrill Lynch and raised over $4 billion of capital in the resources space. Mr. Clower also worked at Deutsche Bank from 1997 to 1998, at Bankers Trust from 1994 to 1997, and at Crane Nuclear Valves from 1991 to 1994. Prior to working in the finance industry, Mr. Clower was an intelligence officer for the United States Air Force, serving at Clark Air Base in the Philippines with the 90th Tactical Fighter Squadron.

John Stanfield, CPA, was appointed as the Chief Financial Officer of WTMA on the inception of WTMA, May 27, 2021, and has significant experience with GAAP, finance, operations, and taxation demonstrated over several years and several billion dollars of enterprise value in the private equity and alternative asset industry. He is the founder of Stanfield & Associates, LLC, a boutique consulting and full-service public accounting firm concentrated on outsourced Chief Financial Officer services for special purpose acquisition corporations, private equity fund managers, and family offices in the United States and internationally. Prior to founding Stanfield & Associates, LLC, Mr. Stanfield held audit positions at RSM US and Ernst & Young, LLP.

Dominik Oggenfuss was appointed as a Director of WTMA on October 16, 2023 and has extensive management, marketing and leadership experience in private debt management, private credit fund, asset management, wealth management and banking. Mr. Oggenfuss most recently served as the Managing Director, Head of Business Development of VI Capital Pte. Ltd. (Singapore) in Singapore, an Asian private debt manager focused on mid-market segments of small to medium enterprises. Prior to 2010, Mr. Oggenfuss worked as a risk management associate in market risk management and risk control with J.P. Morgan’s investment banking arm in the United Kingdom, London. From 2010, Mr. Oggenfuss was the Vice President of J.P. Morgan Private Bank Suisse SA, Geneva, Zurich and Swiss team and family office. Thereafter, Mr. Oggenfuss was the Executive Director of UBS AG, Wealth Management, European International Desk, Client Advisor UHNWI in Singapore. Mr. Oggenfuss proceeded to work as the Global Head of Sales and Investor Relations and Executive Committee Member of EFA Group, Trade Finance and Asset Management and subsequently, as the Executive Director, Head of Funding and Chief Investment Officer of Incomlend Capital, an award-winning, Sequoia-backed fintech, supply chain finance platform. In addition to his extensive professional experience, Mr. Oggenfuss holds an M.A. in Political Science and Economics from the University of Zurich, Department of Political Science and Harvard Business School’s Executive Education Program.

Matthew Rockett was appointed as a Director of WTMA on July 12, 2024, and has over two decades of industry experience working for one of the world’s largest fully integrated energy companies. Mr. Rockett most recently serves as the Manager of Competitive Performance for Chevron’s Mid-Continent Business Unit in Houston, Texas, where he oversees the Competitive Performance program. He is responsible for stewarding a $100MM+ pilot and technology program in asset development and base operations to drive step-change improvements in key impact metrics in the Permian Basin. Previously, Mr. Rockett held the position of Management Advisor, Subsurface, at Chevron Technical Center, advising the Vice President of Subsurface. He also served as the Supervisor of Production Engineering for TengizChevroil in Kazakhstan, managing the Staff Production Engineering team and optimizing various programs including the capital workover rig program, new & existing well stimulation program, and the plug & abandonment program. As the Manager of Reservoir Management Framework for Chevron’s IndoAsia Business Unit in Indonesia, Mr. Rockett led the strategic development program, providing reservoir management guidance and standards for long-term asset development, and overseeing the business unit reserves reporting process. His earlier roles at Chevron included Advisor, Heavy Oil in Indonesia, Project Manager for Special Projects in California, Supervisor of Production Operations in Lost Hills, Advisor for Asset Development, and Reservoir Engineer for Kern River, among others. Mr. Rockett began his career at Chevron as a Production Engineer Intern in the Mid-Continent Business Unit and later the Gulf of Mexico Business Unit. Mr. Rockett holds a Bachelor of Science in Petroleum Engineering from The University of Texas at Austin. His extensive professional experience and leadership capabilities have established him as a key figure in the energy sector, driving innovation and operational excellence across Chevron’s global operations.

Justin Werner was appointed as a Director of WTMA on July 19, 2024 and has over 20 years of mining experience and has founded several successful Indonesian mining and exploration companies. He is currently the Managing Director of Nickel Mines Limited (ASX:NIC), a Nickel Laterite miner and Nickel Pig Iron producer listed on the ASX with a market cap of A$4 billion, located in the Morowali Regency, Sulawesi. Additionally, Mr. Werner serves as a Non-Executive Director of Alpha HPA (ASX:A4N), which is completing a bankable feasibility study for constructing a high-purity alumina plant to supply the Electric Vehicle market. Previously, Mr. Werner was the founding partner of PT Gemala Borneo Utama, an Indonesian mining and exploration company that successfully developed and brought into production the ‘Buduk’ heap leach gold project in Kalimantan. This project was sold in 2008 to PT Renaissance Capital, one of Indonesia’s largest private equity groups. PT Gemala Borneo Utama also conducted a successful exploration program on Romang Island, identifying a significant 1Moz polymetallic deposit with ASX-listed Robust Resources, until it was taken over in 2014 by Indonesian billionaire Anthony Salim for A$97 million. Mr. Werner also served as the Managing Director of ASX-listed Augur Resources, where he led the discovery of 1.54 million oz Au eq Randu Kuning deposit in Central Java, Indonesia. Before becoming a project developer, Mr. Werner led many successful turnaround projects for blue-chip mining companies around the globe, including BHP Billiton, Rio Tinto, Freeport McMoRan, Lihir Gold, and Placer Dome, delivering hundreds of millions of dollars in cost and productivity improvements. Justin Werner is a highly motivated individual focused on execution and project delivery, with extensive experience across various commodities and international mining jurisdictions, including Asia, America, and Australasia. Justin Werner holds a Bachelor of Arts in Management from the University of Sydney in Australia.

Certain of WTMA’s officers and directors presently have, and any of them in the future may have additional, fiduciary and contractual duties to other entities. As a result, if any of WTMA’s officers or directors become aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, then, subject to their fiduciary duties under Delaware law, he or she will need to honor such fiduciary or contractual obligations to present such business combination opportunity to such entity, before we can pursue such opportunity. If these other entities decide to pursue any such opportunity, we may be precluded from pursuing the same. However, we do not expect these duties to materially affect our ability to complete the Business Combination. The Existing Charter contains a waiver of the corporate opportunity doctrine. With such waiver, there could be business combination targets that may be suitable or worth consideration for a combination with WTMA but not offered due to a WTMA director’s fiduciary duties to another entity. WTMA does not believe that the potential conflict of interest relating to the waiver of the corporate opportunities doctrine in the Existing Charter impacted its search for an acquisition target and WTMA was not prevented from reviewing any opportunities as a result of such waiver.

Below is a table summarizing the entities to which WTMA’s officers and directors currently have fiduciary duties, contractual obligations or other material management relationships. The fiduciary duties owed by such individuals are generally prescribed by applicable law based on the individual’s position with such entity.

Individual	Entity	Entity’s Business	Affiliation
Daniel Mamadou	The Sponsor Welsbach Holdings Pte Ltd (Registration 201409889C, Singapore)	Technology Metals Technology Metals	Managing Member CEO
	Energy Transition Minerals Ltd (ACN 118 463 004, Australia)	Technology Metals	Managing Director
	DMB Capital Solutions Pte Ltd (Registration 201609607R, Singapore)	Technology Metals	CEO
	Welsbach Corporate Solutions FZ-LLC (Registration 2424289, United Arab Emirates)	Technology Metals	CEO
Christopher Clower	The Sponsor	Technology Metals	Managing Member
	Welsbach Holdings Pte Ltd (Registration 201409889C, Singapore)	Technology Metals	COO
	American Orient Capital Partners	Investment Banking	Director
John Stanfield	Aqueum Financial Asset Management, LLC	Investment Banking	CEO
	Perception Capital Corp. III	Investment Banking	CEO
	RCF Acquisition Corp.	Investment Banking	CFO
Dominik Oggenfuss	Welsbach Holdings Pte Ltd (Registration 201409889C, Singapore)	Technology Metals	Managing Partner
Matthew Rockett	Chevron	Energy	Manager
Justin Werner	Nickel Mines Limited Alpha HPA	Mining Technology Metals	Managing Director Director

Number, Terms of Office and Appointment of Directors and Officers

The WTMA Board consists of five members, three of whom are deemed “independent” under SEC and Nasdaq rules. Our directors and the structure of the board will change if the Business Combination is consummated.

Our officers are appointed by the WTMA Board and serve at the discretion of the WTMA Board, rather than for specific terms of office. The WTMA Board is authorized to appoint persons to the offices set forth in our Existing Bylaws as it deems appropriate. Our Existing Bylaws provide that our directors may consist of a chairman of the WTMA Board, and that our officers may consist of chief executive officer, president, chief financial officer, vice president(s), secretary, treasurer and such other officers as may be determined by the WTMA Board.

Director Independence

Nasdaq listing rules require that within one year of the listing of our securities on the Nasdaq Capital Market we have at least three independent directors and that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which, in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. The WTMA Board has determined that Mr. Werner, Mr. Oggenfuss and Mr. Rockett are each an “independent director” as defined in the Nasdaq listing rules and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present. The Company will only enter into transactions with our officers and directors and their respective affiliates that are on terms no less favorable to us than could be obtained from independent parties. Any related-party transactions must be approved by our audit committee and a majority of disinterested directors.

Committees of the Board of Directors

We have two standing committees: an audit committee and a compensation committee. Each committee operates under a charter that has been approved by our board of directors. The composition and responsibilities of each committee are described below. Subject to phase-in rules and a limited exception, Nasdaq rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and the Nasdaq listing rules require that the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

We established an audit committee of the board of directors, which consists of Justin Werner, Dominik Oggenfuss and Matthew Rockett. Dominik Oggenfuss serves as chairman of the audit committee. Under the Nasdaq listing rules and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent, subject to certain phase-in provisions which we are not taking advantage of. Justin Werner, Dominik Oggenfuss and Matthew Rockett meet the independent director standard under Nasdaq listing rules and under Rule 10-A-3(b)(1) of the Exchange Act.

Each member of the audit committee is financially literate and our board of directors has determined that Mr. Oggenfuss qualifies as an “audit committee financial expert” as defined in the applicable SEC rules.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	meeting with our independent registered public accounting firm regarding, among other issues, audits, and the adequacy of our accounting and control systems;

●	monitoring the independence of the registered public accounting firm;

●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

●	inquiring and discussing with management our compliance with applicable laws and regulations;

●	pre-approving all audit services and permitted non-audit services to be performed by our registered public accounting firm, including the fees and terms of the services to be performed;

●	appointing or replacing the registered public accounting firm;

●	determining the compensation and oversight of the work of the registered public accounting firm (including resolution of disagreements between management and the registered public accounting firm regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;

●	monitoring compliance on a quarterly basis with the terms of this offering and, if any noncompliance is identified, immediately taking all action necessary to rectify such noncompliance or otherwise causing compliance with the terms of this offering; and

●	reviewing and approving all payments made to our existing stockholders, executive officers or directors and their respective affiliates. Any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

Director Nominations

We do not have a standing nominating committee, though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605(e)(2) of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the WTMA Board. The WTMA Board believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. Mr. Werner, Mr. Oggenfuss and Mr. Rockett will participate in the consideration and recommendation of director nominees. In accordance with Rule 5605(e)(1)(A) of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The WTMA Board will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to the Board should follow the procedures set forth in our bylaws.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the WTMA Board considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Compensation Committee

We established a compensation committee of the board of directors, which consists of Justin Werner, Dominik Oggenfuss and Matthew Rockett. Matthew Rockett serves as chairman of the compensation committee. Under the Nasdaq listing rules and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent, subject to certain phase-in provisions which we are not taking advantage of. Justin Werner, Dominik Oggenfuss and Matthew Rockett meet the independent director standard under Nasdaq listing rules applicable to members of the compensation committee.

Our compensation committee charter details the principal functions of the compensation committee, including:

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

The compensation committee charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, or in the past year has served as a member of the compensation committee of any other entity that has one or more executive officers serving on the WTMA Board. None of our executive officers currently serves, or in the past year has served, as a member of the board of directors of any other entity that has one or more executive officers serving on our compensation committee.

Code of Conduct and Ethics

We adopted a code of conduct and ethics that applies to all of our executive officers, directors, and employees. The code of ethics codifies the business and ethical principles that govern all aspects of our business.

WTMA has filed a copy of its Code of Ethics in its SEC filings and it may be viewed by accessing WTMA’s public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from WTMA. WTMA intends to disclose any amendments to or waivers of certain provisions of its Code of Ethics in a Current Report on Form 8-K.

Insider Trading Policy

We have not adopted a formal insider trading policy as of the date of this Report. We are a special purpose acquisition company with limited operations and a small number of individuals who may have access to material nonpublic information. Given our current stage of development and the narrow scope of our business activities, we believe that our existing procedures and oversight are sufficient to ensure compliance with federal securities laws, including those prohibiting insider trading.

Nevertheless, we remain fully committed to upholding all applicable securities laws. Our directors and officers understand that they must maintain the confidentiality of any material nonpublic information and refrain from trading on such information. We will continue to evaluate the need to adopt a formal insider trading policy prior to or in connection with the completion of our initial business combination. It is our present intention to adopt a more comprehensive insider trading policy following the consummation of business combination, when our operations and personnel needs are expected to expand.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities, to file with the SEC reports of beneficial ownership and reports of changes in beneficial ownership in the Company’s securities. Directors, executive officers and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. To our knowledge, based solely on the review of the copies of these forms furnished to us and representations that no other reports were required, the Company believes that all forms required to be filed under Section 16 of the Exchange Act for the year ended December 31, 2024 were filed timely.

Item 11. Executive Compensation.

No executive officer has received any cash compensation for services rendered to us during the year ended December 31, 2024. No compensation or fees of any kind, including finder’s fees, consulting fees and other similar fees, will be paid to our insiders or any of the members of our management team, for services rendered prior to or in connection with the consummation of our initial business combination (regardless of the type of transaction that it is). However, such individuals will receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. There is no limit on the amount of out-of-pocket expenses reimbursable by us; provided, however, that to the extent such expenses exceed the available proceeds not deposited in the trust account and the interest income earned on the amounts held in the trust account, such expenses would not be reimbursed by us unless we consummate an initial business combination.

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

Overview of Anticipated Executive Compensation Program

Following the consummation of the Business Combination, decisions with respect to the compensation of our executive officers, including our named executive officers, will be made by the compensation committee of our board of directors. The following discussion is based on the present expectations as to the compensation of our executive officers and directors following the Business Combination. The actual compensation of our executive officers will depend on the judgment of the members of the compensation committee and may differ from that set forth in the following discussion.

We anticipate that compensation for our executive officers will have the following components: base salary, cash bonus opportunities, equity compensation, employee benefits, executive perquisites and severance benefits. Base salaries, employee benefits, executive perquisites and severance benefits will be designed to attract and retain senior management talent. We will also use annual cash bonuses and equity awards to promote performance-based pay that aligns the interests of our executive officers with the long-term interests of our equity-owners and to enhance executive retention.

Annual Bonuses

We expect that we will use annual cash incentive bonuses for the executive officers to motivate their achievement of short-term performance goals and tie a portion of their cash compensation to our performance. We expect that, near the beginning of each year, the compensation committee will select the performance targets, target amounts, target award opportunities and other terms and conditions of annual cash bonuses for the executive officers.

Following the end of each year, the compensation committee will determine the extent to which the performance targets were achieved and the amount of the award that is payable to the executive officers.

Stock-Based Awards

Pursuant to the Merger Agreement, we expect that New EM will grant certain stock option awards to certain service providers following the consummation of the Merger, including certain of our executive officers, based on New EM achieving specified goals related to New EM’s revenue and EBITDA, as further described in the Merger Agreement, in each of fiscal years 2025, 2026, 2027, and 2028, with such awards covering up to a maximum 2.05 million shares of New EM Common Stock for each fiscal year, or up to an aggregate of 8.2 million shares. At this time, it has not been determined to whom and in what proportion these grants will be made.

We expect to use stock-based awards in future years to promote our interest by providing our executive officers with the opportunity to acquire equity interests as an incentive for remaining in our service, which will also align the executive officers’ interests with those of our equity holders.

Other Compensation

We expect to continue to offer various employee benefit plans. We may also provide our executive officers with perquisites and personal benefits that are not generally available to all employees.

Director Compensation

Following the Business Combination, our non-employee directors will receive varying levels of compensation for their services as directors and members of committees of our board of directors. We anticipate determining director compensation in accordance with industry practice and standards.

Employment Agreements

In connection with the Business Combination, we expect to enter into employment agreements with certain of our executive officers.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 25, 2025 based on information obtained from the persons named below, with respect to the beneficial ownership of common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding common stock;

●	each of our executive officers and directors that beneficially owns our common stock; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 3,366,765 shares of our common stock, issued and outstanding as of March 25, 2025.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the rights as these rights are not exercisable within 60 days of the date of this Report.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Outstanding Common Stock
Daniel Mamadou (2)(5)	2,192,212	65.1%
Christopher Clower (2)(5)	2,192,212	65.1%
John Stanfield	5,000	* %
Dominik Oggenfuss	-	* %
Matthew Rockett	-	* %
Justin Werner	-	* %
All officers and directors as a group (6 individuals)	2,197,212	65.3%

Other 5% Stockholders
Welsbach Acquisition Holdings LLC (our sponsor) (2)	2,192,212	65.1%
RiverNorth Capital Management, LLC (3)	200,000	5.9%
Polar Asset Management Partners Inc. (4)	175,000	5.2%

*	less than 1%

(1)	Unless otherwise noted, the business address of each of the directors and executive officers of WTMA, and of the Sponsor is c/o Welsbach Technology Metals Acquisition Corp., 4422 N. Ravenswood Ave. #1025, Lombard, IL 60148.

(2)	Welsbach Acquisition Holdings LLC is the record holder of the shares reported herein. Daniel Mamadou and Christopher Clower are the managing members of Welsbach Acquisition Holdings LLC. Each of Mr. Mamadou and Mr. Clower has voting and investment discretion with respect to the common stock held of record by Welsbach Acquisition Holdings LLC. Mr. Mamadou and Mr. Clower disclaim any beneficial ownership of the shares held by Welsbach Acquisition Holdings LLC, except to the extent of their pecuniary interest therein.

(3)	Based solely upon a Schedule 13G filed with the SEC on February 14, 2024 by RiverNorth Capital Management, LLC, a company incorporated under the laws of Delaware. According to the Schedule 13G/A, the business address of the reporting person is 360 S. Rosemary Avenue, Ste. 1420. West Palm Beach, Florida 33401.

(4)	Based solely upon a Schedule 13G/A filed with the SEC on November 14, 2024 by Polar Asset Management Partners Inc., a company incorporated under the laws of Ontario, Canada, which serves as the investment advisor to Polar Multi-Strategy Master Fund, a Cayman Islands exempted company (“PMSMF”), with respect to the shares of WTMA Common Stock directly held by PMSMF. According to the Schedule 13G/A, the business address of the reporting person is 16 York Street, Suite 2900, Toronto, ON, Canada M5J 0E6.

(5)	Represents 1,931,922 Founder Shares initially held by the Sponsor, minus the transfer of an aggregate of 91,764 Founder Shares to certain of our officers, directors, and advisors, plus 352,054 shares underlying private units purchased by the Sponsor. The Founder Shares are identical to the public stock in all respects, except that the Founder Shares do not have Redemption Rights.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Changes in Control

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Founder Shares

On June 25, 2021, the Sponsor purchased 1,437,500 Founder Shares of the Company’s Class B common stock, par value $0.0001 for an aggregate price of $25,000. On October 13, 2021, the Company effected an exchange of each such Class B shares for 1.5 shares of the Company’s common stock, resulting in the Sponsor holding an aggregate of 2,156,250 Founder Shares. The Company no longer has Class B common stock authorized. The initial stockholders have agreed to forfeit up to 281,250 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriters. On January 14, 2022, the Sponsor forfeited 224,328 Founder Shares for no consideration, due to the underwriters exercise of the over-allotment option in part.

The Founder Shares were placed into an escrow account maintained in New York, New York by Continental, acting as escrow agent. Subject to certain limited exceptions, 50% of these shares will not be transferred, assigned, sold or released from escrow until the earlier of (i) six months after the date of the consummation of a Business Combination and (ii) the date on which the closing price of our common stock equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after our Business Combination and the remaining 50% of the Founder Shares will not be transferred, assigned, sold or released from escrow until six months after the date of the consummation of a Business Combination, or earlier, in either case, if, subsequent to a Business Combination, we complete a liquidation, merger, stock exchange or other similar transaction, which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property.

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

Commencing on December 27, 2021, the Company entered into an agreement to pay the Sponsor $10,000 per month for the use of office space and administrative support services. For the year ended December 31, 2022, the Company expensed and paid a total of $50,000 for support services from the Sponsor, which amount was reported as due to affiliates. For the year ended December 31, 2023, the Company expensed a total of $120,000 and paid $6,000 for support services from the Sponsor, which amount was reported as due to affiliates

For the period ended December 31, 2024, the Company expensed a total of $120,000 for support services from the Sponsor of which amount was reported as due to affiliates. For the year ended December 31, 2023, the Company expensed a total of $120,000 for support services from the Sponsor of which $88,000 was reported as due to affiliates, net of $6,000 payments to the Sponsor and $26,000 reversal of previously accrued support services with Chief Financial Officer.

As of December 31, 2024 and 2023, respectively, there were outstanding amounts due to affiliates of $413,663 and $293,663, which will be repaid from Company’s operating account as soon as practicable.

Related Party Loans

In addition, in order to finance transaction costs in connection with a business combination, certain of the Company’s officers and directors may, but are not obligated to, loan the Company Working Capital Loans. If the Company completes a business combination, the Company would repay the Working Capital Loans out of the proceeds of the trust account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the trust account. In the event that a business combination does not close, the Company may use a portion of proceeds held outside the trust account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post-business combination entity at a price of $10.00 per unit. These units would be identical to the private units. On December 30, 2024, the Company increased the Working Capital Loans up to $2.5 million in connection with completing a Business Combination.

On July 30, 2023, the Company issued the Working Capital Note 1 in the principal amount of $84,000 to the Sponsor in exchange for cash.

On August 30, 2023, the Company issued the Working Capital Note 2 in the principal amount of $378,000 to the Sponsor in exchange for cash.

On September 28, 2023, the Company issued the Working Capital Note 3 in the principal amount of $22,000 to the Sponsor in exchange for cash.

On November 10, 2023, the Company issued the Working Capital Note 4 in the principal amount of $50,000 to the Sponsor in exchange for cash.

On December 29, 2023, the Company issued the Working Capital Note 5 in the principal amount of $15,000 to the Sponsor in exchange for cash.

On March 20, 2024, the Company issued the Working Capital Note 6 in the principal amount of $373,737 to the Sponsor in exchange for cash.

On June 28, 2024, the Company issued the Working Capital Note 7 in the principal amount of $177,773 to the Sponsor in exchange for cash.

On September 30, 2024, the Company issued the Working Capital Note 8 in the principal amount of $192,069 to the Sponsor in exchange for cash.

On December 30, 2024, the Company issued the Working Capital Note 9 in the principal amount of $448,287 to the Sponsor in exchange for cash.

The Working Capital Notes are non-interest bearing, unsecured promissory notes that will not be repaid in the event that the Company is unable to close an initial business combination unless there are funds available outside the trust account to do so. Such Working Capital Notes would either be paid upon consummation of the initial business combination out of the proceeds of the trust account released to the Company or, at the Sponsor’s discretion, converted, in full or in part, upon consummation of the initial business combination into additional private units at a price of $10.00 per unit. Additional Working Capital Notes may be funded at the discretion of the Sponsor, in total amounts for the Working Capital Notes series not to exceed $2.5 million.

The conversion feature was analyzed under ASC 470-20, the Promissory Notes did not include any premium or discounts. The conversion option did not include elements that would require bifurcation under ASC 815-40. The convertible note payable and conversion feature does not meet the requirements for classification under ASC 480 and as a result is not required to be accounted for as a liability under ASC 480. In this case, the conversion feature embedded within the convertible promissory note does not require bifurcation and as a result remains embedded within the debt instrument because the convertible promissory note conversion feature does not meet the definition of a derivative as it fails the net settlement requirement. The embedded conversion feature does qualify as equity under ASC 815-40 as the exercise contingency is not based on an observable market or index unrelated to the issuer, the instrument meets the fixed-for-fixed criteria under ASC 815-40-15, meets the requirements for equity classification pursuant to ASC 815-40-25-1 and 25-2 and does not meet the definition of a derivative as it fails the net settlement requirement. Based on this analysis, the scope exception would apply, and the embedded conversion feature would fail to satisfy the third bifurcation condition within ASC 815-15-25-1.

As of December 31, 2024 and 2023, respectively, the balances outstanding under the Working Capital Notes were $1,740,966 and $549,100 reported in Working capital loans – related party in the accompanying consolidated balance sheets. The Company did not repay any aggregate principal amount of the Working Capital Notes during the fiscal year ended December 30, 2024 or the fiscal year ended December 31, 2023.

Convertible Promissory Notes — Related Party

On September 30, 2022, the Company issued the First Extension Note in the principal amount of $772,769 to the Sponsor in connection with the extension of the period in which WTMA had to complete an initial business combination under the Existing Charter. The First Extension Note bears no interest and shall be payable upon the earlier to occur of (i) the consummation of the Company’s initial business combination out of the proceeds of the trust account released to the Company, or (ii) at the Sponsor’s discretion, the Conversion.

On December 30, 2022, the Company issued the Second Extension Note in the principal amount of $772,769 to the Sponsor in connection with the extension of the period in which WTMA has to complete an initial business combination under the Existing Charter. The Second Extension Note bears no interest and shall be payable upon the earlier to occur of (i) the consummation of the Company’s initial business combination out of the proceeds of the trust account released to the Company, or (ii) at the Sponsor’s discretion, the Conversion.

On each of March 30, 2023, April 30, 2023, May 30, 2023, June 30, 2023, July 30, 2023 and August 30, 2023, the Company issued six promissory notes to the Sponsor in connection with the extension of the period in which WTMA has to complete an initial business combination under the Existing Charter in the principal amount of $125,000 for each note. The Convertible Extension Notes bear no interest and shall be payable upon the earlier to occur of (i) the consummation of the Company’s initial business combination out of the proceeds of the trust account released to the Company, or (ii) at the Sponsor’s discretion, the Conversion.

The Convertible Extension Notes would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, convertible into private units of the post-business combination entity at a price of $10.00 per unit. The conversion feature was analyzed under ASC 470-20, and the Promissory Notes did not include any premium or discounts. The conversion option did not include elements that would require bifurcation under ASC 815-40. The convertible note payable and conversion feature does not meet the requirements for classification under ASC 480 and as a result is not required to be accounted for as a liability under ASC 480. In this case, the conversion feature embedded within the convertible promissory note does not require bifurcation and as a result remains embedded within the debt instrument because the convertible promissory note conversion feature does not meet the definition of a derivative as it fails the net settlement requirement. The embedded conversion feature does qualify as equity under ASC 815-40 as the exercise contingency is not based on an observable market or index unrelated to the issuer, the instrument meets the fixed-for-fixed criteria under ASC 815-40-15, meets the requirements for equity classification pursuant to ASC 815-40-25-1 and 25-2 and does not meet the definition of a derivative as it fails the net settlement requirement. Based on this analysis, the scope exception would apply, and the embedded conversion feature would fail to satisfy the third bifurcation condition within ASC 815-15-25-1.

At both December 31, 2024 and 2023, there was an aggregate of 2,296,371, outstanding under the Convertible Promissory Notes reported in Convertible promissory notes – related party in the accompanying consolidated balance sheets. The Company did not repay any aggregate principal amount of the Convertible Extension Notes during the fiscal year end December 31, 2024 or the fiscal year ended December 31, 2023, respectively.

Support Services

Commencing on December 27, 2021, the Company entered into an agreement to pay the Sponsor $10,000 per month for the use of office space and administrative support services.

For the year ended December 31, 2024, $120,000, has been expensed related to the agreement and are included in general and administrative expenses in the accompanying consolidated statements of operations. For the year ended December 31, 2023, $120,000, has been expensed related to the agreement and are included in general and administrative expenses in the accompanying consolidated statements of operations, of $6,000 paid during the year. As of December 31, 2024 and 2023, respectively, $120,000 and $114,000 is included in due to affiliates in the accompanying consolidated balance sheets.

Other Relationships

If any of WTMA’s officers or directors become aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity, subject to their fiduciary duties under Delaware law. WTMA may, at its option, pursue an affiliated joint acquisition opportunity with an entity to which an officer or director has a fiduciary or contractual obligation.

After the closing of the Business Combination, members of WTMA’s management team who remain with New EM may be paid consulting, management or other fees from New EM with any and all amounts being fully disclosed to its stockholders, to the extent then known, in the proxy solicitation or tender of materials, as applicable, furnished to its stockholders.

Other Material Interests Relating to the Business Combination

No compensation of any kind, including finder’s and consulting fees, will be paid to the Sponsor, officers and directors, or their respective affiliates, for services rendered prior to or in connection with the completion of an initial business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on WTMA’s behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. WTMA’s audit committee will review on a quarterly basis all payments that were made to the Sponsor, officers, directors or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on WTMA’s behalf.

WTMA Policies and Procedures for Related Party Transactions

WTMA’s code of ethics requires it to avoid, whenever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the WTMA Board (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) WTMA or any of its subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of WTMA Common Stock, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position. WTMA also requires each of its directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions. These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

Director Independence

Nasdaq listing rules require that within one year of the listing of our securities on the Nasdaq Capital Market we have at least three independent directors and that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which, in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. The WTMA Board has determined that Mr. Werner, Mr. Oggenfuss and Mr. Rockett are each an “independent director” as defined in the Nasdaq listing rules and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

The Company will only enter into transactions with our officers and directors and their respective affiliates that are on terms no less favorable to us than could be obtained from independent parties. Any related-party transactions must be approved by our audit committee and a majority of disinterested directors.

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to UHY LLP, for services rendered.

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by UHY in connection with regulatory filings. The aggregate fees of UHY for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2024 and 2023 totaled approximately $111,588 and $77,027, respectively. The aggregate fees of UHY related to audit services in connection with our initial public offering for December 31, 2024 and 2023 totaled approximately $0 and $0, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the year ended December 31, 2024 and 2023 we did not pay UHY any audit-related fees.

Tax Fees. We did not pay UHY for tax services, planning or advice for the year ended December 31, 2024 and 2023.

All Other Fees. We paid UHY $0 and $28,188 for any other services for the year ended December 31, 2024 and 2023, respectively.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this Report:

(1) Consolidated Financial Statements

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Welsbach Technology Metals Acquisition Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Welsbach Technology Metals Acquisition Corp. (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has no revenue, its business plan is dependent on future financing and the completion of the initial business combination, and the Company’s cash and working capital as of December 31, 2024 are not sufficient to complete its planned activities for the upcoming year. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s evaluation of the events, conditions and plans regarding these matters are also described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty, and our opinion is not modified with respect to that matter.

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

New York, New York

March 25, 2025

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

CONSOLIDATED BALANCE SHEETS

	December 31, 2024	December 31, 2023
ASSETS
Current assets
Cash	$1,185	$6,760
Prepaid expenses and other assets	14,077	833
Total current assets	15,262	7,593
Restricted cash	—	161,449
Cash and investment held in Trust Account	12,257,933	23,769,229
TOTAL ASSETS	$12,273,195	$23,938,271

LIABILITIES, REDEEMABLE COMMON STOCK, AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$2,929,443	$2,846,126
Due to affiliates	413,663	293,663
Franchise tax payable	—	80,000
Income taxes payable	125,950	—
Excise tax payable and interest and penalties	719,090	583,520
Convertible promissory notes – related party	2,296,371	2,296,371
Working capital loans – related party	1,740,966	549,100
Total current liabilities	8,225,483	6,648,780
Deferred underwriting fee payable	2,704,690	2,704,690
TOTAL LIABILITIES	10,930,173	9,353,470

COMMITMENTS AND CONTINGENCIES (NOTE 6)
REDEEMABLE COMMON STOCK
Common Stock subject to possible redemption, $0.0001 par value, 1,082,789 shares at redemption value of $11.22 per share at December 31, 2024 and 2,172,851 shares at redemption value of $10.98 at December 31, 2023, respectively	12,145,287	23,850,678

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at December 31, 2024 and 2023	—	—
Common stock; $0.0001 par value; 100,000,000 shares authorized; 2,283,976 shares issued and outstanding at December 31, 2024 and 2023, respectively (excluding 1,082,789 shares at December 31, 2024 and 2,172,851 shares at December 31, 2023 subject to redemption)	228	228
Additional Paid in Capital	—	—
Accumulated deficit	(10,802,493)	(9,266,105)
TOTAL STOCKHOLDERS’ DEFICIT	(10,802,265)	(9,265,877)
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK, AND STOCKHOLDERS’ DEFICIT	$12,273,195	$23,938,271

The accompanying notes are an integral part of these consolidated financial statements.

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2024	2023
Operating expenses
General and administrative	$1,428,060	$2,022,981
Franchise tax	154,785	200,000
Loss from operations	(1,582,845)	(2,222,981)

Other income:
Interest income from investments held in Trust Account	808,868	2,168,659
Other income	808,868	2,168,659

Loss before provision for income taxes	(773,977)	(54,322)
Provision for income taxes	(125,950)	—
Net loss	$(899,927)	$(54,322)

Weighted average shares outstanding of common stock - redemption feature	1,618,885	4,175,166
Basic and diluted net loss per share of common stock - redemption feature	$(0.23)	$(0.01)

Weighted average shares outstanding of common stock - no redemption feature	2,283,976	2,283,976
Basic and diluted net loss per share of common stock - no redemption feature	$(0.23)	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2024 AND 2023

	Common stock		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	capital	deficit	Deficit
Balance, December 31, 2022	2,283,976	228	—	(5,939,864)	(5,939,636)
Accretion for redeemable common stock to redemption value	—	—	—	(2,688,399)	(2,688,399)
Excise tax on redemption of Class A common stock	—	—	—	(583,520)	(583,520)
Net loss	—	—	—	(54,322)	(54,322)
Balance, December 31, 2023	2,283,976	$228	$—	$(9,266,105)	$(9,265,877)
Accretion for redeemable common stock to redemption value	—	—	—	(514,400)	(514,400)
Excise tax on redemption of Class A common stock	—	—	—	(122,061)	(122,061)
Net loss	—	—	—	(899,927)	(899,927)
Balance, December 31, 2024	2,283,976	$228	$—	$(10,802,493)	$(10,802,265)

The accompanying notes are an integral part of these consolidated financial statements.

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(899,927)	$(54,322)
Adjustments to reconcile net loss to net cash used in operating activities:
Income on investments held in Trust Account	(808,868)	(2,168,659)
Interest and penalties on excise tax payable	13,509	-
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(13,244)	24,167
Due to affiliates	120,000	88,000
Accounts payable and accrued expenses	83,317	1,027,499
Franchise tax payable	(80,000)	(83,384)
Income taxes payable	125,950	(180,688)
NET CASH USED IN OPERATING ACTIVITIES	(1,459,263)	(1,347,387)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash deposited to Trust Account	—	(750,000)
Notes receivable - related party	—	(124,166)
Repayment of notes receivable - related party	—	124,166
Cash withdrawn from Trust Account in connection with redemption	12,219,791	58,351,987
Cash withdrawn from Trust Account to pay franchise and income taxes	100,373	442,599
NET CASH PROVIDED BY INVESTING ACTIVITIES	12,320,164	58,044,586

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible promissory note - related party	—	1,299,934
Redemption of common stock - due to shareholders	(12,219,791)	(58,351,987)
Proceeds from working capital loans - related party	1,191,866	—
NET CASH USED IN FINANCING ACTIVITIES	(11,027,925)	(57,052,053)

NET CHANGE IN CASH AND RESTRICTED CASH	(167,024)	(354,854)
CASH AND RESTRICTED CASH, BEGINNING OF PERIOD	168,209	523,063

CASH AND RESTRICTED CASH, END OF PERIOD	$1,185	$168,209

CASH AND RESTRICTED CASH, END OF PERIOD
Cash	$1,185	$6,760
Restricted cash	0	161,449
CASH AND RESTRICTED CASH, END OF PERIOD	$1,185	$168,209

Supplemental cash flow information:
Cash paid during the year for:
Income tax	$12,610	$188,177
Franchise tax	$249,985	$306,155
Supplemental disclosure on non-cash activities:
Deferred underwriting commission payable	$—	$—
Excise tax on redemption of Class A common stock	$122,061	$583,520
Accretion for redeemable common stock to redemption value	$514,400	$2,688,399

The accompanying notes are an integral part of these consolidated financial statements.

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.
Notes to Consolidated Financial Statements

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

The Company has one subsidiary, WTMA Merger Subsidiary Corp. (the “Merger Sub”), a direct wholly owned subsidiary of the Company incorporated in the state of Delaware on October 19, 2022. As of December 31, 2024, the subsidiary had no activity.

As of December 31, 2024, the Company had not commenced any operations. All activity through December 31, 2024, relates to the Company’s formation and Initial Public Offering (“IPO”), which is described below and, since the offering, the search for a prospective Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income earned on cash and investments from the proceeds derived from the IPO. The registration statement for the Company’s IPO was declared effective on December 27, 2021. On December 30, 2021, the Company consummated the IPO of 7,500,000 units (“Units”), each Unit containing one share of common stock (the “Public Shares”) and one right to receive 1/10 of one share of common stock upon the consummation of the Business Combination (the “Public Rights”), at $10.00 per Unit generating gross proceeds of $75,000,000, which is discussed in Note 3. The Company has selected December 31 as its fiscal year end.

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

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

Notes to Consolidated Financial Statements

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

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

Notes to Consolidated Financial Statements

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

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

Notes to Consolidated Financial Statements

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

On March 22, 2024, the Company issued a press release to announce that it had entered into a binding letter of intent with Evolution Metals LLC, a Delaware company (“EM”) for a potential business combination.

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

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

Notes to Consolidated Financial Statements

On April 5, 2024, the Company received e-mail confirmation from Nasdaq that the Total Holder Requirement deficiency had been cured, followed by a formal confirmation from Nasdaq on April 11, 2024.

On April 18, 2024, the Company moved its principal office address to 4422 N. Ravenswood Ave #1025, Chicago, Illinois 60640. The Company also changed its telephone number to 251-280-1980.

On June 17, 2024, the Company received a letter from the Nasdaq stating that the Company no longer complies with Nasdaq’s independent director, audit committee, and compensation committee requirements as set forth in Listing Rule 5605 due to the resignations of Ms. Emily King and Mr. Andrew Switaj from the Company’s board, audit committee, and compensation committee on March 18, 2024. Since the Notice, on July 12, 2024, the Company has appointed Matthew Rockett to serve as an independent director, member of the audit committee, and chair of the compensation committee. On July 19, 2024, the Company has also appointed Justin Werner to serve as independent director, member of the audit committee, and member of the compensation committee. These appointments would resolve the Company’s compliance with Nasdaq’s independent director, audit committee, and compensation committee requirements as set forth in Listing Rule 5605.

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

On July 12, 2024, the Board of the Company appointed Mr. Matthew Rockett (“New Director”) as a director of the Company (the “Appointment”), effectively immediately.

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

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

Notes to Consolidated Financial Statements

On July 19, 2024, the Board of the Company appointed Mr. Justin Werner (“New Director”) as a director of the Company (the “Appointment”), effectively immediately.

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

On December 31, 2024, the Company received a letter (the “Notice”) from the Nasdaq stating that the Company no longer complied with the requirements of IM-5101-2 (the “Rule”) for continued listing on Nasdaq. Under the Rule, the Company is required to complete its initial business combination within 36 months of the effectiveness of the Company’s initial public offering registration statement, or by December 27, 2024, which the Company failed to do.

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

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.
Notes to Consolidated Financial Statements

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

During the second quarter of 2024, the Internal Revenue Service issued final regulations with respect to the timing and payment of the excise tax. These regulations provided that the filing and payment deadline for any liability incurred during the period from January 1, 2023 to December 31, 2023 would be October 31, 2024. The Company is currently evaluating its options with respect to this obligation. Any amount of such excise tax not paid in full, will be subject to additional interest and penalties which are currently estimated at 10% interest per annum and a 5% underpayment penalty per month or portion of a month up to 25% of the total liability for any amount that is unpaid from November 1, 2024 until paid in full. On October 15, 2024, the Company has filed an excise tax return for the year ended December 31, 2023. As of the date of filing of these financial statements, the Company has not yet paid the amount due. The Company recognized a total of $13,509 in interest and penalties through December 31, 2024.

For the year ended December 31, 2024, the Company’s stockholders redeemed 1,090,062 common shares for a total of $12,219,791. For the year ended December 31, 2023, the Company’s stockholders redeemed an aggregate 5,554,835 common shares for a total of $58,351,987. The Company evaluated the classification and accounting of the stock redemption under ASC 450, “Contingencies”. ASC 450 states that when a loss contingency exists the likelihood that the future event(s) will confirm the loss or impairment of an asset or the incurrence of a liability can range from probable to remote. A contingent liability must be reviewed at each reporting period to determine appropriate treatment. The excise tax is determined at year end based on events that occurred during the year. The excise tax is representative of a contingent liability that is probable of occurring due to the extension to June 30, 2025, past the end of the Company’s current year reporting period. The Company would be required to record a liability in the amount of the excise tax liability which would be calculated as 1% of the shares redeemed during the reporting period. This position would be reviewed at the end of each reporting period for any change in fact. If the SPAC were to completely liquidates and dissolves (within the meaning of § 1.331-1(d)(1)(ii)) during a taxable year (that is, has a final distribution in complete liquidation to which § 331 applies during that taxable year), no distribution by that covered corporation or covered surrogate foreign corporation during that taxable year is a repurchase.

As such the Company has recorded a 1% excise tax liability in the amount of $719,090 (inclusive of penalties and interest) and $583,520 on the Company’s consolidated balance sheets as of December 31, 2024 and 2023, respectively. The liability does not impact the Company’s consolidated statements of operations and is offset against additional paid-in capital or accumulated deficit if additional paid-in capital is not available.

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.
Notes to Consolidated Financial Statements

Going Concern, Liquidity and Capital Resources

As of December 31, 2024, the Company had operating cash of $1,185, and a working capital deficit of $8,210,221. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company has no revenue, and its business plan is dependent on the completion of a Business Combination within the Combination Period. If the Company is unable to compete a Business Combination within the Combination Period, it must liquidate. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within a reasonable period of time, which is considered to be one year from the issuance date of the consolidated financial statements.

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

As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management determined that the liquidity condition and date for mandatory liquidation and dissolution raise substantial doubt about the Company’s ability to continue as a going concern through June 30, 2025, the scheduled liquidation date of the Company if it does not complete a Business Combination prior to such date. Management may raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties to meet the Company’s working capital needs and to complete a Business Combination before the mandatory liquidation date. The Company may not be able to obtain additional financing. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. The Company intends to complete a Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any Business Combination by June 30, 2025. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from its inability to consummate a Business Combination or its inability to continue as a going concern.

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

Notes to Consolidated Financial Statements

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC.

Reclassification of prior year presentation

Certain prior year amounts have been reclassified for consistency with the current year presentation. Specifically, Convertible promissory notes – related party and Working capital loans – related party are now presented as a separate line items on the consolidated balance sheets and was previously combined and presented as Convertible promissory notes and working capital loans – related party.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2024 and 2023.

Restricted Cash

For the year ended December 31, 2024, the Company had $12,219,791 withdrawals from the Trust Account in connection with redemptions and had withdrawn $100,373 from the Trust Account for the purpose of paying the Company’s franchise and income taxes.

From inception through December 31, 2024, the Company has withdrawn a total of $841,386 from the Trust Account for taxes of which was already utilized to pay for franchise and income taxes. From inception through December 31, 2023, the Company has withdrawn a total of $741,013 from the Trust Account for taxes of which $579,564 was already utilized to pay for franchise and income taxes.

As of December 31, 2023, there was restricted cash balances of $161,449, which were utilized to pay the outstanding franchise and income taxes.

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

Notes to Consolidated Financial Statements

Cash and investments Held in Trust Account

On December 31, 2024 and 2023, substantially all of the assets held in Trust Account were held in cash. The Company’s cash held in the Trust Account are classified as restricted cash asset. Any investments held in the Trust Account classified as trading securities such as money market funds and treasury bills are presented on the consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest income from investments held in Trust Account in the accompanying consolidated statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit. As of December 31, 2024, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying consolidated balance sheets, primarily due to their short-term nature.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the consolidated financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of December 31, 2024 and 2023, the Company’s deferred tax asset had a full valuation allowance recorded against it.

The Company’s effective tax rate was (16.27)% and 0.00% for the years ended December 31, 2024 and 2023, respectively. The effective tax rate differs from the statutory tax rate of 21% for the years ended December 31, 2024 and 2023, respectively, primarily due to the valuation allowance on the deferred tax assets and merger and acquisition costs treated as permanent differences.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2024 and 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.
Notes to Consolidated Financial Statements

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

Accordingly, 1,082,789 and 2,172,851 shares of common stock subject to possible redemption on December 31, 2024 and 2023, respectively, are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s consolidated balance sheets.

Immediately upon the closing of the IPO, the Company recognized the accretion from the initial book value to redemption amount value. This method would view the end of the reporting period as if it were also the redemption date for the security. The change in the carrying value of redeemable shares of common stock resulted in charges against additional paid-in capital and accumulated deficit.

The shares of common stock reflected on the consolidated balance sheets are reconciled on the following table:

Redeemable ordinary shares subject to possible redemption at December 31, 2022	$79,514,266
Less:
Redemptions	(58,351,987)
Plus:
Accretion of carrying value to redemption value	2,688,399
Redeemable ordinary shares subject to possible redemption at December 31, 2023	$23,850,678
Less:
Redemption of Common Stock	(12,219,791)
Plus:
Accretion of carrying value to redemption value	514,400
Redeemable ordinary shares subject to possible redemption at December 31, 2024	$12,145,287

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

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.
Notes to Consolidated Financial Statements

Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company has excluded the Rights from the calculation of diluted loss per share because the Rights are contingent upon the occurrence of future events and any impact would be anti-dilutive. As a result, diluted net loss per share is the same as basic net loss per share for the year ended December 31, 2024 and 2023. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per common share.

The following table reflects the calculation of basic and diluted net loss per common share (in dollars, except per share amounts):

	For the Year Ended December 31,
	2024		2023
	Redeemable	Non- redeemable	Redeemable	Non- redeemable
Basic and diluted net loss per common share
Numerator:
Allocation of net loss	$(373,285)	$(526,642)	$(35,114)	$(19,208)
Denominator:
Basic and diluted weighted average shares outstanding	1,618,885	2,283,976	4,175,166	2,283,976

Basic and diluted net loss per common share	$(0.23)	$(0.23)	$(0.01)	$(0.01)

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company’s management does not believe the adoption of ASU 2023-09 will have a material impact on its financial statements and disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. As of December 31, 2024, this ASU became effective and the Company’s management adopted this ASU in its financial statements and related disclosures.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements for the period ended December 31, 2024.

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.
Notes to Consolidated Financial Statements

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

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.
Notes to Consolidated Financial Statements

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

For the period ended December 31, 2024, the Company expensed a total of $120,000 for support services from the Sponsor of which amount was reported as due to affiliates. For the year ended December 31, 2023, the Company expensed a total of $120,000 for support services from the Sponsor of which $88,000 was reported as due to affiliates, net of $6,000 payments to the Sponsor and $26,000 reversal of previously accrued support services with the Chief Financial Officer.

As of December 31, 2024 and 2023, respectively, there were outstanding amounts due to affiliates of $413,663 and $293,663, which will be repaid from Company’s operating account as soon as practicable.

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. These units would be identical to the Private Placement Units. On December 30, 2024, the Company increased the Working Capital Loans up to $2.5 million in connection with completing a Business Combination.

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

On December 31, 2024, the Company issued a promissory note (the “Working Capital Note 9”) in the principal amount of $448,287 to the Sponsor in exchange for cash.

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.
Notes to Consolidated Financial Statements

Working Capital Note 1, together with Working Capital Notes 2, 3, 4, 5, 6, 7, 8 and 9 (hereinafter, collectively, the “Working Capital Notes”) are non-interest bearing, unsecured promissory notes that will not be repaid in the event that the Company is unable to close an initial business combination unless there are funds available outside the trust account to do so. Such Working Capital Notes would either be paid upon consummation of the Initial Business Combination out of the proceeds of the Trust Account released to the Company or, at the Sponsor’s discretion, converted, in full or in part, upon consummation of the Initial Business Combination into additional private units at a price of $10.00 per unit. Additional Working Capital Notes may be funded at the discretion of the Sponsor, in total amounts for the Working Capital Notes series not to exceed $2.5 million.

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

As of December 31, 2024 and 2023, respectively, the balances outstanding under the Working Capital Notes were $1,740,966 and $549,100 reported in Working capital loans – related party in the accompanying consolidated balance sheets.

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

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.
Notes to Consolidated Financial Statements

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

At both December 31, 2024 and 2023, there was an aggregate of 2,296,371, outstanding under the Convertible Promissory Notes reported in Convertible promissory notes – related party in the accompanying consolidated balance sheets.

Support Services

Commencing on December 27, 2021, the Company entered into an agreement to pay the Sponsor $10,000 per month for the use of office space and administrative support services. For the year ended December 31, 2024, $120,000, has been expensed related to the agreement and included in general and administrative expenses in the accompanying consolidated statements of operations. For the year ended December 31, 2023, $120,000, has been expensed related to the agreement and included in general and administrative expenses in the accompanying consolidated statements of operations, of $6,000 paid during the year. As of December 31, 2024 and 2023, respectively, $120,000 and $114,000 are included in due to affiliates in the accompanying consolidated balance sheet.

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

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.
Notes to Consolidated Financial Statements

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

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.
Notes to Consolidated Financial Statements

Sponsor Support and Lock-Up Agreement

As a condition and inducement to the EM’s willingness to enter into the Merger Agreement, the Sponsor executed and delivered to EM a Sponsor Support and Lock-up Agreement (the “Sponsor Support and Lock-up Agreement”), dated as of November 6, 2024, by and among the Sponsor, WTMA, EM and the persons set forth on Schedule I thereto. Pursuant to the Sponsor Support and Lock-Up Agreement, the Sponsor has agreed, among other things, (i) to vote (whether pursuant to a duly convened meeting of the WTMA stockholders or pursuant to an action by written consent of the WTMA stockholders) in favor of the adoption and approval, promptly following the time at which the registration statement on Form S-4 shall have been declared effective and delivered or otherwise made available to WTMA stockholders, of the Merger Agreement and the Business Combination and (ii) not to sell, transfer, convey or assign any shares of WTMA Common Stock until such time to be mutually agreed by the parties thereto after the Closing subject to the terms and conditions of the Sponsor Support and Lock-up Agreement.

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

Backstop Agreement

The Company’s independent directors were informed that on May 3, 2023, the Company and Welsbach Holdings Pte Ltd (the “Backstopper”), an affiliate of the Sponsor, entered into a backstop agreement (the “Backstop Agreement”) pursuant to which the Backstopper guarantees any deficiency of restricted cash which may exist as of December 31, 2024, and agrees to advance funds as needed to remedy any such deficiency. The foregoing summary of the Backstop Agreement is qualified in its entirety by the text of the Backstop Agreement, a copy of which is attached as Exhibit 10.3 to the Current Report on Form 8-K filed by the Company on August 1, 2023 and incorporated by reference herein.

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

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.
Notes to Consolidated Financial Statements

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

On June 21, 2024, the Company engaged J.V.B. Financial Group, LLC, acting through CCM to act as the Company’s capital markets advisor and placement agent in connection with seeking an extension for completing an initial business combination which shall result in the surviving publicly listed Post-Closing Company. The Company shall make a payment to CCM if the following conditions are met (i) the extension is approved, (ii) the extension is for at least twelve months, (iii) a minimum of $10,000,000 remains in the Trust Account immediately following the extension and (iv) no more than 450,000 shares of the Post-Closing Company were committed to be issued to non-affiliate holders of WTMA’s shares in connection with the extension, CCM shall receive 100,000 Fee Shares, which Fee Shares shall be issued at the closing of the Business Combination in book entry form in the name of and delivered to CCM (or its designee). The Fee Shares, if issued, shall be duly authorized, validly issued, fully paid and nonassessable and shall be registered for resale under the Act, or otherwise freely tradeable, as of the delivery of the Fee Shares.

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

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.
Notes to Consolidated Financial Statements

Common stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. As of December 31, 2024 and 2023, there were 2,283,976 shares of common stock outstanding excluding 1,082,789 and 2,172,851 shares of common stock subject to possible redemption, respectively.

NOTE 8 — Income Tax

The Company’s net deferred tax asset (liabilities) are as follows:

	December 31,	December 31,
	2024	2023
Deferred tax assets
Net operating loss carryforward	$—	$52,959
Startup Costs	173,116	541,988
Total deferred tax assets	173,116	594,947
Valuation allowance	(173,116)	(594,947)
Deferred tax assets, net of allowance	$—	$—

The income tax provision for the year ended December 31, 2024 and 2023 consists of the following:

	December 31,	December 31,
	2024	2023
Federal
Current	$125,950	$—
Deferred	421,831	(211,112)
State
Current	$—	$—
Deferred	—	—
Change in valuation allowance	(421,831)	211,112
Income tax provision	$125,950	$—

As of December 31, 2024 and 2023, the Company had a total of $0 and $242,186, respectively, of U.S. federal net operating loss carry overs available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2024, the change in the valuation allowance was $421,831. For the year ended December 31, 2023, the change in the valuation allowance was $211,112.

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	December 31,	December 31,
	2024	2023
Statutory federal income tax rate	21.00%	21.00%
Permanent book/tax difference	(16.38)%	(136.08)%
Prior year - M&A (dead deal costs)	0.00%	503.71%
True up - 2023 temporary difference	(75.39)%	0.00%
Change in valuation allowance	54.50%	(388.63)%
Income tax provision	(16.27)%	0.00%

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.
Notes to Consolidated Financial Statements

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

At December 31, 2024 and 2023, the assets held in the Trust Account were held in cash. From inception through December 31, 2024, the Company withdrew $70,571,778 in connection with redemptions of common stock, which includes $2,267,561 of the interest earned on the Trust Account distributed to the stockholders, $841,386 of the interest earned on the Trust Account to pay franchise and income taxes of which no amount is reported as restricted cash on the accompanying consolidated balance sheets.

At December 31, 2024 and 2023 there were no assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Note 10 — Segment Information

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s chief operating decision maker has been identified as the Chief Operating Officer (“CODM”), who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment.

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.
Notes to Consolidated Financial Statements

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the Year Ended December 31,
	2024	2023
General and administrative expenses	$1,428,060	$2,022,981
Interest income from investments held in Trust Account	$808,868	$2,168,659

The key measures of segment profit or loss reviewed by our CODM are interest income from investments held in Trust Account and general and administrative expenses. The CODM reviews interest income from investments held in Trust Account to measure and monitor stockholders value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination within the business combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

Note 11 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were issued. Based upon this review, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

On December 31, 2024, the Company received a Notice from the Nasdaq stating that the Company no longer complied with the Rule for continued listing on Nasdaq. Under the Rule, the Company is required to complete its initial business combination within 36 months of the effectiveness of the Company’s initial public offering registration statement, or by December 27, 2024, which the Company failed to do.

On February 5, 2025, the Company entered into an Amendment No. 2 to Amended and Restated Agreement and Plan of Merger, by and among the Company, Merger Sub, and EM, which amended the Merger Agreement in accordance with Section 11.11 of the Merger Agreement.

CMR Merger Agreement

On February 10, 2025, as part of the series of transactions contemplated by the Business Combination, the Company entered into an Agreement and Plan of Merger (the “CMR Merger Agreement”), by and among the Company, Critical Mineral Recovery, Inc., a Missouri corporation (“CMR”), and the other parties thereto, pursuant to which CMR will be merged out of existence and into a wholly owned subsidiary of the Company.

Pursuant to the CMR Merger Agreement, the sole shareholder of CMR shall receive (A) 22,500,000 shares of New EM common stock, (B) cash in an amount of $125,000,000 and (C) cash in an amount up to $50,000,000 to be used to repay CMR’s indebtedness.

The CMR Merger Agreement contains customary representations and warranties by the parties. Certain of the representations are subject to specified exceptions and qualifications contained in the CMR Merger Agreement or in information provided pursuant to certain disclosure schedules to the CMR Merger Agreement.

The closing of the CMR Merger Agreement is subject to the closing of the other transactions that are part of the Business Combination and other customary closing conditions. The consummation of the other transactions that are part of the Business Combination are conditioned on the consummation of the transactions contemplated by the CMR Merger Agreement.

Ancillary Agreement Amendments

Company Equityholder Support and Lock-up Agreement

On February 10, 2025, the Company Equityholder executed and delivered to the Company an Amendment to Company Equityholder Support and Lock-up Agreement, pursuant to which the term of the lock-up period contemplated thereby was extended to the third anniversary of the Closing.

Sponsor Support and Lock-Up Agreement

On February 10, 2025, the Sponsor executed and delivered to EM an Amendment to Sponsor Support and Lock-up Agreement, pursuant to which the term of the lock-up period contemplated thereby was extended to the third anniversary of the Closing.

Item 16. Form 10-K Summary.

None.

EXHIBIT INDEX

Exhibit Number	Description
1.1	Underwriting Agreement, dated December 27, 2021, by and between Welsbach Technology Metals Acquisition Corp. and Chardan Capital Markets, LLC, as representative of the several underwriters (incorporated by reference to Exhibit 1.1 to Welsbach Technology Metals Acquisition Corp.’s Current Report on Form 8-K filed with the SEC on December 30, 2021).
2.1	Amended and Restated Agreement and Plan of Merger, dated November 6, 2024, by and among Welsbach Technology Metals Acquisition Corp., WTMA Merger Subsidiary LLC and Evolution Metals LLC (included as Annex A to the proxy statement/prospectus, which is part of the registrant’s Registration Statement on Form S-4 (File No. 333-283119) filed with the SEC on November 12, 2024, as amended, and incorporated herein by reference).
2.2	Amendment No. 1 to Amended and Restated Plan of Merger, dated November 11, 2024, by and amount Welsbach Technology Metals Acquisition Corp., WTMA Merger Subsidiary LLC and Evolution Metals LLC (included as Annex A to the proxy statement/prospectus, which is part of the registrant’s Registration Statement on Form S-4 (File No. 333-283119) filed with the SEC on November 12, 2024, as amended, and incorporated herein by reference).
2.3	Amendment No. 2 to Amended and Restated Plan of Merger, dated February 10, 2025, by and amount Welsbach Technology Metals Acquisition Corp., WTMA Merger Subsidiary LLC and Evolution Metals LLC (included as Annex A to the proxy statement/prospectus, which is part of the registrant’s Registration Statement on Form S-4 (File No. 333-283119) filed with the SEC on November 12, 2024, as amended, and incorporated herein by reference).
3.1	Second Amended and Restated Certificate of Incorporation of Welsbach Technology Metals Acquisition Corp. (incorporated by reference to Exhibit 3.1 to Welsbach Technology Metals Acquisition Corp.’s Current Report on Form 8-K filed with the SEC on December 30, 2021).
3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Welsbach Technology Metals Acquisition Corp., dated March 24, 2023 (incorporated by reference to Exhibit 3.1 to Welsbach Technology Metals Acquisition Corp.’s Current Report on Form 8-K filed with the SEC on March 27, 2023).
3.3	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Welsbach Technology Metals Acquisition Corp., dated September 29, 2023 (incorporated by reference to Exhibit 3.1 to Welsbach Technology Metals Acquisition Corp.’s Current Report on Form 8-K filed with the SEC on October 3, 2023).
3.4	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Welsbach Technology Metals Acquisition Corp., dated June 28, 2024 (incorporated by reference to Exhibit 3.1 to Welsbach Technology Metals Acquisition Corp.’s Current Report on Form 8-K filed with the SEC on July 5, 2024).
3.5	Amended and Restated By-Laws of Welsbach Technology Metals Acquisition Corp. (incorporated by reference to Exhibit 3.4 to Welsbach Technology Metals Acquisition Corp.’s Registration Statement on Form S-1 (File No. 333-261467)).

3.6	Certificate of Formation of Evolution Metals LLC (incorporated by reference to Exhibit 3.8 to the registrant’s Registration Statement on Form S-4 (File No. 333-283119) filed with the SEC on November 12, 2024, as amended).
3.7	Company Operating Agreement of Evolution Metals LLC (incorporated by reference to Exhibit 3.9 to the registrant’s Registration Statement on Form S-4 (File No. 333-283119) filed with the SEC on November 12, 2024, as amended).
3.8	Articles of Incorporation of Critical Mineral Recovery, Inc. (incorporated by reference to Exhibit 3.10 to the registrant’s Registration Statement on Form S-4 (File No. 333-283119) filed with the SEC on November 12, 2024, as amended).
3.9	Bylaws of Critical Mineral Recovery, Inc. (incorporated by reference to Exhibit 3.11 to the registrant’s Registration Statement on Form S-4 (File No. 333-283119) filed with the SEC on November 12, 2024, as amended).
3.10	Articles of Incorporation of Handa Lab Co., Ltd. (incorporated by reference to Exhibit 3.12 to the registrant’s Registration Statement on Form S-4 (File No. 333-283119) filed with the SEC on November 12, 2024, as amended).
3.11	Articles of Incorporation of KCM Industry Co., Ltd. (incorporated by reference to Exhibit 3.13 to the registrant’s Registration Statement on Form S-4 (File No. 333-283119) filed with the SEC on November 12, 2024, as amended).
3.12	Articles of Incorporation of KMMI INC.(incorporated by reference to Exhibit 3.14 to the registrant’s Registration Statement on Form S-4 (File No. 333-283119) filed with the SEC on November 12, 2024, as amended).
3.13	Articles of Incorporation of NS World Co., Ltd. (incorporated by reference to Exhibit 3.15 to the registrant’s Registration Statement on Form S-4 (File No. 333-283119) filed with the SEC on November 12, 2024, as amended).
4.1	Specimen Unit Certificate of Welsbach Technology Metals Acquisition Corp. (incorporated by reference to Exhibit 4.1 to Welsbach Technology Metals Acquisition Corp.’s Registration Statement on Form S-1 (File No. 333-261467)).
4.2	Specimen Common Stock Certificate of Welsbach Technology Metals Acquisition Corp. (incorporated by reference to Exhibit 4.2 to Welsbach Technology Metals Acquisition Corp.’s Registration Statement on Form S-1 (File No. 333-261467)).
4.3	Specimen Right Certificate of Welsbach Technology Metals Acquisition Corp. (incorporated by reference to Exhibit 4.3 to Welsbach Technology Metals Acquisition Corp.’s Registration Statement on Form S-1 (File No. 333-261467)).
4.4	Rights Agreement, dated December 27, 2021, by and between Welsbach Technology Metals Acquisition Corp. and Continental Stock Transfer & Trust Company, as rights agent (incorporated by reference to Exhibit 4.1 to Welsbach Technology Metals Acquisition Corp.’s Current Report on Form 8-K filed with the SEC on December 30, 2021).
4.5	Unit Purchase Option, dated December 27, 2021, by and between Welsbach Technology Metals Acquisition Corp. and Chardan Capital Markets, LLC (incorporated by reference to Exhibit 4.2 of Welsbach Technology Metals Acquisition Corp.’s Current Report on Form 8-K filed with the SEC on December 30, 2021).
4.6	Specimen Membership Unit Certificate of Evolution Metals LLC (included in Exhibit 3.9 hereto).
4.7	Specimen Convertible Preferred Unit Certificate of Evolution Metals LLC (incorporated by reference to Exhibit 4.7 to the registrant’s Registration Statement on Form S-4 (File No. 333-283119) filed with the SEC on November 12, 2024, as amended).
4.8	Specimen Stock Certificate of Critical Mineral Recovery, Inc. (incorporated by reference to Exhibit 4.8 to the registrant’s Registration Statement on Form S-4 (File No. 333-283119) filed with the SEC on November 12, 2024, as amended).
4.9*	Description of Securities.
10.1	Letter Agreement, dated December 27, 2021, by and among Welsbach Technology Metals Acquisition Corp., its officers, directors, certain advisors and Welsbach Acquisition Holdings LLC (incorporated by reference to Exhibit 10.1 to Welsbach Technology Metals Acquisition Corp.’s Current Report on Form 8-K filed with the SEC on December 30, 2021).

10.2	Investment Management Trust Agreement, dated December 27, 2021, by and between Welsbach Technology Metals Acquisition Corp. and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to Welsbach Technology Metals Acquisition Corp.’s Current Report on Form 8-K filed with the SEC on December 30, 2021).
10.3	Amendment to the Investment Management Trust Agreement, by and between Welsbach Technology Metals Acquisition Corp. and Continental Stock Transfer & Trust Company, dated March 24, 2023 (incorporated by reference to Exhibit 10.1 to Welsbach Technology Metals Acquisition Corp.’s Current Report on Form 8-K filed with the SEC on March 28, 2023).
10.4	Amendment to the Investment Management Trust Agreement, by and between Welsbach Technology Metals Acquisition Corp. and Continental Stock Transfer & Trust Company, dated September 29, 2023 (incorporated by reference to Exhibit 10.1 to Welsbach Technology Metals Acquisition Corp.’s Form 8-K filed with the SEC on October 3, 2023).
10.5	Amendment to the Investment Management Trust Agreement, by and between Welsbach Technology Metals Acquisition Corp. and Continental Stock Transfer & Trust Company, dated June 28, 2024 (incorporated by reference to Exhibit 10.1 of Welsbach Technology Metals Acquisition Corp.’s Current Report on Form 8-K filed with the SEC on July 5, 2024).
10.6	Private Placement Units Purchase Agreement, dated December 27, 2021, by and between Welsbach Technology Metals Acquisition Corp. and Welsbach Acquisition Holdings LLC (incorporated by reference to Exhibit 10.6 to Welsbach Technology Metals Acquisition Corp.’s Current Report on Form 8-K filed with the SEC on December 30, 2021).
10.7	Form of Extension Note (incorporated by reference to Exhibit 10.2 to Welsbach Technology Metals Acquisition Corp.’s Form 10-K for the year ended December 31, 2022 filed with the SEC on February 21, 2023).
10.8	Promissory Note, dated June 25, 2021, issued to Welsbach Acquisition Holdings LLC (incorporated by reference to Exhibit 10.8 of Welsbach Technology Metals Acquisition Corp.’s Registration Statement on Form S-1/A, filed with the SEC on December 15, 2021).
10.9	Sponsor/Company Promissory Note dated May 25, 2023 (incorporated by reference to Exhibit 10.2 to Welsbach Technology Metals Acquisition Corp.’s Current Report on Form 8-K filed with the SEC on August 1, 2023).
10.10	Working Capital Note issued to Welsbach Acquisition Holdings LLC, dated July 30, 2023 (incorporated by reference to Exhibit 10.1 to Welsbach Technology Metals Acquisition Corp.’s Current Report on Form 8-K filed with the SEC on August 1, 2023).
10.11	Working Capital Note (incorporated by reference to Exhibit 10.3 of Welsbach Technology Metals Acquisition Corp.’s Current Report on Form 8-K filed with the SEC on October 3, 2023).
10.12	Working Capital Note, dated September 30, 2024, between Welsbach Technology Metals Acquisition Corp. and Welsbach Acquisition Holdings LLC (incorporated by reference to Exhibit 10.12 to the registrant’s Registration Statement on Form S-4 (File No. 333-283119) filed with the SEC on November 12, 2024, as amended).
10.13	Backstop Agreement dated May 3, 2023 (incorporated by reference to Exhibit 10.3 to Welsbach Technology Metals Acquisition Corp.’s Current Report on Form 8-K filed with the SEC on August 1, 2023).
10.14	Form of Non-Redemption Agreement (incorporated by reference to Exhibit 10.1 to Welsbach Technology Metals Acquisition Corp.’s Current Report on Form 8-K filed with the SEC on June 20, 2024).
10.15	Stock Escrow Agreement, dated December 27, 2021, by and between Welsbach Technology Metals Acquisition Corp., Welsbach Acquisition Holdings LLC and Continental Stock Transfer & Trust Company, as escrow agent (incorporated by reference to Exhibit 10.3 of Welsbach Technology Metals Acquisition Corp.’s Current Report on Form 8-K filed with the SEC on December 30, 2021).
10.16	Registration Rights Agreement, dated December 27, 2021, by and among Welsbach Technology Metals Acquisition Corp. and certain security holders (incorporated by reference to Exhibit 10.4 to Welsbach Technology Metals Acquisition Corp.’s Current Report on Form 8-K filed with the SEC on December 30, 2021).

10.17	Share Compensation Agreement (incorporated by reference to Exhibit 10.1 of Welsbach Technology Metals Acquisition Corp.’s Current Report on Form 8-K filed with the SEC on October 16, 2023).
10.18	Share Compensation Agreement (incorporated by reference to Exhibit 10.2 of Welsbach Technology Metals Acquisition Corp.’s Current Report on Form 8-K filed with the SEC on July 12, 2024).
10.19	Administrative Support Agreement, dated December 27, 2021, by and between Welsbach Technology Metals Acquisition Corp. and Welsbach Acquisition Holdings LLC (incorporated by reference to Exhibit 10.9 of Welsbach Technology Metals Acquisition Corp.’s Registration Statement on Form S-1/A, filed with the SEC on December 15, 2021).
10.20	Form of Indemnification Agreement of Welsbach Technology Metals Acquisition Corp. (incorporated by reference to Exhibit 10.5 to Welsbach Technology Metals Acquisition Corp.’s Registration Statement on Form S-1 (File No. 333-261467)).
10.21	Sponsor Support and Lock-up Agreement, dated November 6, 2024, by and among Welsbach Technology Metals Acquisition Corp., Evolution Metals LLC, Welsbach Acquisition Holdings LLC and the persons set forth on Schedule I thereto (included as Annex D to the proxy statement/prospectus, which is part of the registrant’s Registration Statement on Form S-4 (File No. 333-283119) filed with the SEC on November 12, 2024, as amended, and incorporated herein by reference).
10.22	Company Equityholder Support and Lock-up Agreement, dated November 6, 2024, by and among Welsbach Technology Metals Acquisition Corp., Evolution Metals LLC, Welsbach Acquisition Holdings LLC and the person set forth on Schedule I thereto (included as Annex E to the proxy statement/prospectus, which is part of the registrant’s Registration Statement on Form S-4 (File No. 333-283119) filed with the SEC on November 12, 2024, as amended, and incorporated herein by reference).
10.23	Form of Evolution Metals & Technologies Corp. 2025 Equity Incentive Plan (included as Annex F to the proxy statement/prospectus, which is part of the registrant’s Registration Statement on Form S-4 (File No. 333-283119) filed with the SEC on November 12, 2024, as amended, and incorporated herein by reference).
10.24	Form of Registration Rights Agreement (included as Annex G to the proxy statement/prospectus, which is part of the registrant’s Registration Statement on Form S-4 (File No. 333-283119) filed with the SEC on November 12, 2024, as amended, and incorporated herein by reference).
10.25	Form of Evolution Metals & Technologies Corp. Officers Employment Agreement (incorporated by reference to Exhibit 10.25 to the registrant’s Registration Statement on Form S-4 (File No. 333-283119) filed with the SEC on November 12, 2024, as amended).
10.26	Form of Indemnification Agreement of Evolution Metals & Technologies Corp. Directors and Officers (incorporated by reference to Exhibit 10.26 to the registrant’s Registration Statement on Form S-4 (File No. 333-283119) filed with the SEC on November 12, 2024, as amended).
10.27	Agreement and Plan of Merger, dated as of February 10, 2025, by and among Welsbach Technology Metals Acquisition Corp., Evolution Metals Merger Sub 3, Inc., Critical Mineral Recovery, Inc., and NiCo Metals Group LLC (incorporated by reference to Exhibit 10.27 to the registrant’s Registration Statement on Form S-4 (File No. 333-283119) filed with the SEC on November 12, 2024, as amended).
10.28	Form of Korean Company Shareholder Side Letter(incorporated by reference to Exhibit 10.28 to the registrant’s Registration Statement on Form S-4 (File No. 333-283119) filed with the SEC on November 12, 2024, as amended).
10.29	Share Exchange Agreement, dated February 10, 2025, between Evolution Metals LLC and Handa Lab Co., Ltd. (incorporated by reference to Exhibit 10.29 to the registrant’s Registration Statement on Form S-4 (File No. 333-283119) filed with the SEC on November 12, 2024, as amended).

10.30	Share Exchange Agreement, dated February 10, 2025, between Evolution Metals LLC and KCM Industry, Ltd.(incorporated by reference to Exhibit 10.30 to the registrant’s Registration Statement on Form S-4 (File No. 333-283119) filed with the SEC on November 12, 2024, as amended).
10.31	Share Exchange Agreement, dated February 10, 2025, between Evolution Metals LLC and KMMI INC. (incorporated by reference to Exhibit 10.31 to the registrant’s Registration Statement on Form S-4 (File No. 333-283119) filed with the SEC on November 12, 2024, as amended).
10.32	Share Exchange Agreement, dated February 10, 2025, between Evolution Metals LLC and NS World Co., Ltd.(incorporated by reference to Exhibit 10.32 to the registrant’s Registration Statement on Form S-4 (File No. 333-283119) filed with the SEC on November 12, 2024, as amended).
10.33	Investment Agreement, dated June 14, 2024, between Camston Wrather LLC and Evolution Metals LLC(incorporated by reference to Exhibit 10.33 to the registrant’s Registration Statement on Form S-4 (File No. 333-283119) filed with the SEC on November 12, 2024, as amended).
10.34	Convertible Promissory Note, dated June 28, 2024, between Camston Wrather Sub Co., LLC and Evolution Metals LLC(incorporated by reference to Exhibit 10.34 to the registrant’s Registration Statement on Form S-4 (File No. 333-283119) filed with the SEC on November 12, 2024, as amended).
10.35	Convertible Promissory Note, dated August 1, 2024, between Camston Wrather Sub Co., LLC and Evolution Metals LLC(incorporated by reference to Exhibit 10.35 to the registrant’s Registration Statement on Form S-4 (File No. 333-283119) filed with the SEC on November 12, 2024, as amended).
10.36	Convertible Promissory Note, dated September 3, 2024, between Camston Wrather Sub Co., LLC and Evolution Metals LLC(incorporated by reference to Exhibit 10.36 to the registrant’s Registration Statement on Form S-4 (File No. 333-283119) filed with the SEC on November 12, 2024, as amended).
10.37	Investment Agreement, dated July 18, 2024, between Springrock Management, Inc and Evolution Metals LLC(incorporated by reference to Exhibit 10.37 to the registrant’s Registration Statement on Form S-4 (File No. 333-283119) filed with the SEC on November 12, 2024, as amended).
10.38	Working Capital Note, dated December 30, 2024, between Welsbach Technology Metals Acquisition Corp. and Welsbach Acquisition Holdings LLC (incorporated by reference to Exhibit 10.38 to the registrant’s Registration Statement on Form S-4 (File No. 333-283119) filed with the SEC on November 12, 2024, as amended).
10.39	Amendment to Sponsor Support and Lock-up Agreement, dated February 10, 2025, by and among Welsbach Technology Metals Acquisition Corp., Evolution Metals LLC, Welsbach Acquisition Holdings LLC and the persons set forth on Schedule I thereto (included as Annex D to the proxy statement/prospectus, which is part of the registrant’s Registration Statement on Form S-4 (File No. 333-283119) filed with the SEC on November 12, 2024, as amended, and incorporated herein by reference).
10.40	Interco Master Trade Agreement, dated January 13, 2025, between Interco Trading, Inc. and Evolution Metals LLC(incorporated by reference to Exhibit 10.40 to the registrant’s Registration Statement on Form S-4 (File No. 333-283119) filed with the SEC on November 12, 2024, as amended).
10.41	Amendment to Company Equityholder Support and Lock-up Agreement, dated February 10, 2025, by and among Welsbach Technology Metals Acquisition Corp., Evolution Metals LLC, Welsbach Acquisition Holdings LLC and the person set forth on Schedule I thereto (included as Annex E to the proxy statement/prospectus, which is part of the registrant’s Registration Statement on Form S-4 (File No. 333-283119) filed with the SEC on November 12, 2024, as amended, and incorporated herein by reference).

10.42	CMR Advance Agreement, dated September 6, 2024, between Evolution Metals LLC and Critical Mineral Recovery, Inc.(incorporated by reference to Exhibit 10.42 to the registrant’s Registration Statement on Form S-4 (File No. 333-283119) filed with the SEC on November 12, 2024, as amended).
10.43	Form of EM Convertible Preferred Unit Holder Lock-up Agreement(incorporated by reference to Exhibit 10.43 to the registrant’s Registration Statement on Form S-4 (File No. 333-283119) filed with the SEC on November 12, 2024, as amended).
10.44	Form of NiCo Metals Group, LLC Lock-up Agreement(incorporated by reference to Exhibit 10.44 to the registrant’s Registration Statement on Form S-4 (File No. 333-283119) filed with the SEC on November 12, 2024, as amended).
10.45	Form of Korean Company Shareholder Lock-up Agreement(incorporated by reference to Exhibit 10.45 to the registrant’s Registration Statement on Form S-4 (File No. 333-283119) filed with the SEC on November 12, 2024, as amended).
14.1	Code of Ethics (incorporated by reference to Exhibit 14 to the registrant’s Registration Statement on Form S-1 (File No. 333-261467), filed with the SEC on December 2, 2021).
21.1*	List of Subsidiaries.
24.1*	Power of Attorney (included on the signature page hereto).
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Incentive Compensation Recoupment Policy (incorporated by reference to Exhibit 97.1 to the registrant’s Annual Report on Form 10-K filed with the SEC on April 16, 2024).
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 25, 2025	WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

	By:	/s/ Daniel Mamadou
	Name:	Daniel Mamadou
	Title:	Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Daniel Mamadou and John Stanfield, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities to sign the registrant’s Annual Report on Form 10-K and any other documents and instruments incidental thereto, together with any and all amendments and supplements thereto, to enable the Company to comply with the Securities Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and/or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Daniel Mamadou	Chief Executive Officer and Chairman of the Board of Directors	March 25, 2025
Daniel Mamadou	(Principal Executive Officer)

/s/ John Stanfield	Chief Financial Officer	March 25, 2025
John Stanfield	(Principal Financial and Accounting Officer)

/s/ Christopher Clower	Chief Operating Officer and Director	March 25, 2025
Christopher Clower

/s/ Dominik Oggenfuss	Director	March 25, 2025
Dominik Oggenfuss

/s/ Matthew Rockett	Director	March 25, 2025
Matthew Rockett

/s/ Justin Werner	Director	March 25, 2025
Justin Werner