Form 10-Q
period 2025-03-31
Welsbach Technology Metals Acquisition Corp.
filed 2025-05-15
CIK 1866226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
N/A	N/A	N/A

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

As of May 15, 2025, there were 3,366,765 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2025

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets
Cash	$738	$1,185
Prepaid expenses and other assets	21,720	14,077
Total current assets	22,458	15,262
Restricted cash held in trust account	12,354,984	12,257,933
TOTAL ASSETS	$12,377,442	$12,273,195

LIABILITIES, REDEEMABLE COMMON STOCK, AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$2,981,973	$2,929,443
Due to affiliates	443,663	413,663
Franchise tax payable	23,123	—
Income taxes payable	146,802	125,950
Excise tax payable and interest and penalties	742,784	719,090
Convertible promissory notes – related party	2,296,371	2,296,371
Working capital loans – related party	2,215,455	1,740,966
Total current liabilities	8,850,171	8,225,483
Deferred underwriting fee payable	2,704,690	2,704,690
TOTAL LIABILITIES	11,554,861	10,930,173

COMMITMENTS AND CONTINGENCIES (NOTE 6)
REDEEMABLE COMMON STOCK
Common Stock subject to possible redemption, $0.0001 par value, 1,082,789 shares at redemption value of $11.25 per share at March 31, 2025 and 1,082,789 shares at redemption value of $11.22 per share at December 31, 2024, respectively	12,184,286	12,145,287

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Common stock; $0.0001 par value; 100,000,000 shares authorized; 2,283,976 shares issued and outstanding at March 31, 2025 and December 31, 2024 (excluding 1,082,789 shares at March 31, 2025 and 1,082,789 shares at December 31, 2024 subject to redemption)	228	228
Additional paid-in capital	—	—
Accumulated deficit	(11,361,933)	(10,802,493)
TOTAL STOCKHOLDERS’ DEFICIT	(11,361,705)	(10,802,265)
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK, AND STOCKHOLDERS’ DEFICIT	$12,377,442	$12,273,195

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2025	2024
Operating expenses
General and administrative	$567,723	$271,992
Franchise tax	37,200	50,000
Loss from operations	(604,923)	(321,992)

Other income:
Interest income from restricted cash held in trust account	97,051	260,681
Other income	97,051	260,681

Loss before provision for income taxes	(507,872)	(61,311)
Provision for income taxes	(12,569)	(8,849)
Net loss	$(520,441)	$(70,160)

Weighted average shares outstanding of common stock - redemption feature	1,082,789	2,172,851
Basic and diluted net loss per share of common stock - redemption feature	$(0.15)	$(0.02)

Weighted average shares outstanding of common stock - no redemption feature	2,283,976	2,283,976
Basic and diluted net loss per share of common stock - no redemption feature	$(0.15)	$(0.02)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2025

	Common stock		Additional paid-in	Accumulated	Total stockholders’
	Shares	Amount	capital	deficit	deficit
Balance, January 1, 2025	2,283,976	$228	$—	$(10,802,493)	$(10,802,265)
Accretion of redeemable common stock to redemption value	—	—	—	(38,999)	(38,999)
Net loss	—	—	—	(520,441)	(520,441)
Balance, March 31, 2025	2,283,976	$228	$—	$(11,361,933)	$(11,361,705)

FOR THE THREE MONTHS ENDED MARCH 31, 2024

	Common stock		Additional paid-in	Accumulated	Total stockholders’
	Shares	Amount	capital	deficit	deficit
Balance, January 1, 2024	2,283,976	$228	$—	$(9,266,105)	$(9,265,877)
Accretion of redeemable common stock to redemption value	—	—	—	(189,223)	(189,223)
Net loss	—	—	—	(70,160)	(70,160)
Balance, March 31, 2024	2,283,976	$228	$—	$(9,525,488)	$(9,525,260)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(520,441)	$(70,160)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income on restricted cash held in trust account	(97,051)	(260,681)
Interest and penalties on excise tax payable	23,694	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(7,643)	833
Due to affiliates	30,000	30,000
Accounts payable and accrued expenses	52,530	(145,187)
Franchise tax payable	23,123	50,000
Income taxes payable	20,852	21,458
NET CASH USED IN OPERATING ACTIVITIES	(474,936)	(373,737)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible promissory note - related party	—	373,737
Proceeds from working capital loans - related party	474,489	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	474,489	373,737

NET CHANGE IN CASH AND RESTRICTED CASH	(447)	—
CASH AND RESTRICTED CASH, BEGINNING OF PERIOD	1,185	168,209
CASH AND RESTRICTED CASH, END OF PERIOD	$738	$168,209

CASH AND RESTRICTED CASH, END OF PERIOD
Cash	$738	$6,760
Restricted cash	—	161,449
CASH AND RESTRICTED CASH, END OF PERIOD	$738	$168,209

Supplemental disclosure on non-cash activities:
Accretion for redeemable common stock to redemption value	$38,999	$189,223

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2025

Note 1 — Description of Organization and Business Operations and Liquidity

Welsbach Technology Metals Acquisition Corp. (the “Company” or “WTMA”) was incorporated in Delaware on May 27, 2021. The Company is a blank check company formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (a “Business Combination”).

The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

The Company has one subsidiary, WTMA Merger Subsidiary Corp. (the “Merger Sub”), a direct wholly owned subsidiary of the Company incorporated in the state of Delaware on October 19, 2022. As of March 31, 2025, the subsidiary had no activity.

As of March 31, 2025, the Company had not commenced any operations. All activity through March 31, 2025 relates to the Company’s formation and Initial Public Offering (“IPO”), which is described below and, since the IPO, the search for a prospective Business Combination. The Company has not and will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income earned on cash and investments from the proceeds derived from the IPO. The registration statement for the Company’s IPO was declared effective on December 27, 2021. On December 30, 2021, the Company consummated the IPO of 7,500,000 units (“Units”), each Unit containing one share of common stock (the “Public Shares”) and one right to receive 1/10 of one share of common stock upon the consummation of the Business Combination (the “Public Rights”), at $10.00 per Unit, generating gross proceeds of $75,000,000, which is discussed in Note 3. The Company has selected December 31 as its fiscal year end.

Simultaneously with the closing of the IPO, the Company consummated the sale of 347,500 private placement units (“Private Placement Units”) at a price of $10.00 per Private Placement Unit in a private placement to the Company’s sponsor, Welsbach Acquisition Holdings LLC (the “Sponsor”) generating gross proceeds of $3,475,000, which is described in Note 4.

The Company granted the underwriters a 45-day option to purchase up to 1,125,000 Units to cover over-allotment (the “Over-allotment”), if any. On January 14, 2022, the underwriters partially exercised their Over-allotment option and purchased 227,686 additional Units (the “Over-allotment Units”), generating gross proceeds of $2,276,860.

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

Offering costs for the IPO and underwriters’ partial exercise of the Over-allotment option amounted to $4,788,446, consisting of $1,545,537 of underwriting fees, $2,704,690 of deferred underwriting fees payable (which are held in the Trust Account (defined below)) and $538,219 of other costs. As described in Note 6, the $2,704,690 of deferred underwriting fees payable is contingent upon the consummation of a Business Combination, subject to the terms of the underwriting agreement entered into in connection with the IPO (the “Underwriting Agreement”).

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2025

Following the closing of the IPO, $75,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the Private Placement Units was placed in a trust account (“Trust Account”). The amounts placed in the Trust Account were being invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account, as described below. On November 8, 2023, to mitigate the risk of the Company being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act), the Company liquidated the U.S. government treasury obligations held in the Trust Account and placed all funds in the Trust Account in an interest-bearing deposit account.

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

All of the Public Shares contain a redemption feature, which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Company’s Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation (“Certificate of Incorporation”). In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”) Subtopic 10-S99, redemption provisions not solely within the control of a company require common stock subject to redemption to be classified outside of permanent equity. Given that the Public Shares will be issued with other freestanding instruments (i.e., Public Rights as defined in Note 3), the initial carrying value of the Public Shares classified as temporary equity will be the allocated proceeds determined in accordance with ASC 470-20 “Debt with Conversion and other Options”. The Public Shares are subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. While redemptions cannot cause the Company’s net tangible assets to fall below $5,000,001, the Public Shares are redeemable and are classified as such on the unaudited condensed consolidated balance sheets until such date that a redemption event takes place.

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

MARCH 31, 2025

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

The Company initially had until September 30, 2022 to complete a Business Combination, nine months following the consummation of the Company’s IPO, and further extended, as described below, to 12 and 15 months following the IPO, as the Sponsor extended the period of time to consummate a Business Combination two times by an additional three months, pursuant to the terms of the Company’s Certificate of Incorporation and the trust agreement. The Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay the Company’s franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. As of June 24, 2024, the Company announced that funds in the Company’s Trust Account established to hold a portion of the proceeds from the Company’s IPO, including any interest thereon, will not be used, now or in the future, to pay for any dissolution expenses in connection with the liquidation of the Trust Account.

The period of time for the Company to complete a business combination under its Certificate of Incorporation was extended for a period of three months from September 30, 2022 to December 30, 2022 upon the deposit of $772,769 into the Trust Account on September 27, 2022 in accordance with the Company’s Certificate of Incorporation. Subsequently, the period of time for the Company to complete a business combination under Certificate of Incorporation was extended for a period of three months from December 30, 2022 to March 30, 2023 upon the deposit of $772,769 into the Trust Account on December 23, 2022.

On March 24, 2023, the Company held a special meeting of its stockholders. In connection with the votes to approve the March Extensions (defined below), the stockholders approved the proposal to amend the Company’s charter by allowing the Company to extend (the “Extension”) the date by which it has to consummate a Business Combination (the “Combination Period”) for up to an additional six months, from March 30, 2023 to up to September 30, 2023, by depositing into the Trust Account $125,000 for each additional one month extension (the “Extension Payment”) in exchange for a non-interest bearing, unsecured promissory note, convertible at the option of the holder, in full or in part, into units at a price of $10.00 per unit, which units were identical to the Private Placement Units issued in connection with the IPO of the Company’s Units and repayable upon closing of a Business Combination (the “Extension Note”).

The Company and Continental Stock Transfer & Trust Company entered into an amendment to the Investment Management Trust Agreement, dated March 24, 2023, by and between Continental Stock Transfer & Trust Company and the Company which allowed the Company to extend the Combination Period for up to an additional six months, from March 30, 2023 to up to September 30, 2023 (the “March Extensions”), by depositing into the trust account the Extension Payment each additional one month extension in exchange for an Extension Note.

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2025

The period of time for the Company to complete a business combination under its Certificate of Incorporation was further extended for a period of six months from March 30, 2023 to September 30, 2023 upon the deposit of $125,000 into the Trust Account on March 28, 2023, April 27, 2023, May 26, 2023, June 29, 2023, August 1, 2023 and August 29, 2023 in accordance with the Company’s Certificate of Incorporation.

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

On September 29, 2023, the Company held a special meeting of its stockholders. The stockholders approved the proposal to amend (the “September Charter Amendment”) the Company’s charter by allowing the Company to extend the Combination Period with a target for up to an additional nine months, from September 30, 2023, to up to June 30, 2024 and proposal to amend the Trust Agreement, allowing the Company to extend the Combination Period for up to an additional nine months, from September 30, 2023 to up to June 30, 2024 (the “September Trust Amendment” and together with the September Charter Amendment, the “September Extensions”), for no contribution to the Trust Account. In connection with the votes to approve the September Extensions, the holders of 1,456,871 shares of common stock of the Company properly exercised and did not reverse, their right to redeem their shares for cash at a redemption price of $10.79 per share, for an aggregate redemption amount of approximately $15.7 million. The amount due to the redeeming stockholders was subsequently disbursed on October 12, 2023.

On October 9, 2023, the Company received a letter (the “Notice”) from the Nasdaq Listing Qualifications department of Nasdaq Stock Market LLC (“Nasdaq”) stating that the Company no longer complied with the requirements of Nasdaq Listing Rule 5450(a)(2) (the “Rule”) for continued listing on Nasdaq. Under the Rule, the Company is required to maintain at least 400 total holders (the “Total Holder Requirement”). The Notice indicates that the Company had 45 calendar days (the “Deadline”) to submit a plan (the “Compliance Plan”) to regain compliance with the Rule. If Nasdaq accepted the Compliance Plan, Nasdaq could grant the Company an extension of up to 180 calendar days from the date of the Notice to evidence compliance. On November 12, 2023 the Company received an extension to regain compliance with the Rule on or before April 8, 2024. As of April 5, 2024, the Company has received e-mail confirmation from Nasdaq that the Total Holder Requirement deficiency had been cured, followed by a formal confirmation from Nasdaq on April 11, 2024.

On October 16, 2023, the board of directors (the “Board”) of the Company appointed Mr. Andrew Switaj and Mr. Dominik Michael Oggenfuss as directors of the Company, effective immediately. In connection with their appointments, the Company entered into indemnity agreements with each of Mr. Switaj and Oggegenfuss on October 16, 2023.

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

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2025

On March 18, 2024, each of Ms. Emily King and Mr. Andrew Switaj resigned from their positions as directors, and members of the audit committee and compensation committee, effective immediately. Neither Ms. King’s nor Mr. Switaj’s resignation was a result of any disagreement with the Company on any matter related to the operations, policies, or practices of the Company.

On March 22, 2024, the Company issued a press release to announce that it had entered into a binding letter of intent with Evolution Metals LLC, a Delaware company (“EM”) for a potential business combination.

On April 1, 2024, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, the Merger Sub, and EM. Upon the terms and subject to the conditions set forth in the Merger Agreement, the Company, Merger Sub and the EM (Merger Sub and EM sometimes being referred to herein as the “Constituent Corporations”) shall cause Merger Sub to be merged with and into EM, with EM being the surviving corporation in the Merger. The Merger shall be consummated in accordance with the Merger Agreement and shall be evidenced by a certificate of merger with respect to the Merger (as so filed, the “Merger Certificate”), executed by the Constituent Corporations in accordance with the relevant provisions of the Delaware General Corporation Law (“DGCL”). Upon consummation of the Merger, the separate corporate existence of Merger Sub shall cease and EM, as the surviving corporation of the Merger (hereinafter the “Surviving Corporation”), shall continue its corporate existence under the DGCL, as a wholly owned subsidiary of the Company. The Company will immediately be renamed Evolution Metals & Technologies Corp. On November 11, 2024, WTMA entered into an Amendment No. 1 to Amended and Restated Agreement and Plan of Merger (the “Amendment No. 1”), by and among WTMA, Merger Sub, and EM, which amended the Merger Agreement in accordance with Section 11.11 of the Merger Agreement (see Note 6). On February 10, 2025, WTMA entered into an Amendment No. 2 to Amended and Restated Agreement and Plan of Merger (the “Amendment No. 2”), by and among WTMA, Merger Sub, and EM, which amended the Merger Agreement in accordance with Section 11.11 of the Merger Agreement (see Note 6).

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

On June 28, 2024, the Company held a special meeting of its stockholders. The stockholders approved the proposal to amend (the “June Charter Amendment”) the Company’s charter by allowing the Company to extend the Combination Period with a target for up to an additional 12 months, from June 30, 2024 to up to June 30, 2025 and proposal to amend the Trust Agreement, allowing the Company to extend the Combination Period for up to an additional 12 months, from June 30, 2024 to up to June 30, 2025 (the “June Trust Amendment” and together with the June Charter Amendment, the “June Extensions”). In connection with the votes to approve the June Extension, the holders of 1,090,062 shares of common stock of the Company properly exercised, and as of the date hereof have not reversed, their right to redeem their shares for cash at a redemption price of approximately $11.21 per share, for an aggregate redemption amount of approximately $12.22 million. The amount due to the redeeming stockholders was subsequently disbursed on August 2, 2024.

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

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2025

On July 12, 2024, the Board of the Company appointed Mr. Matthew Rockett as a director of the Company, effectively immediately. In connection with such appointment, the Company entered into an indemnity agreement with Mr. Rockett on July 12, 2024. In exchange for Mr. Rockett’s service on the Board, the Company entered into a Share Compensation Agreement with Mr. Rockett on July 12, 2024, which entitles Mr. Rockett to certain compensation subject to the condition that the Initial Business Combination is consummated, among other things, as further set forth in the agreement. Mr. Rockett was appointed to serve as an independent director, member of the audit committee, and chair of the compensation committee.

On July 19, 2024, the Board of the Company appointed Mr. Justin Werner as a director of the Company, effectively immediately. In connection with such appointment, the Company entered into an indemnity agreement with Mr. Werner on July 19, 2024. In exchange for Mr. Werner’s service on the Board, the Company entered into a Share Compensation Agreement with Mr. Werner on July 19, 2024, which entitles Mr. Werner to certain compensation subject to the condition that the Initial Business Combination is consummated, among other things, as further set forth in the agreement. Mr. Werner was appointed to serve as an independent director, member of the audit committee, and member of the compensation committee.

As a result of the appointment of Mr. Rockett and Mr. Werner, on August 1, 2024, the Company received a letter from Nasdaq determining that the Company complied with the independent director, audit committee, or compensation committee requirements for continued listing on the Nasdaq Global Market as set forth in Listing Rules 5605(b)(1), 5605(c)(2), and 5605(d)(2).

On December 31, 2024, the Company received a letter (the “Notice”) from the Nasdaq stating that the Company no longer complied with the requirements of IM-5101-2 (the “Rule”) for continued listing on Nasdaq. Under the Rule, the Company was required to complete its Business Combination within 36 months of the effectiveness of the Company’s IPO registration statement, or by December 27, 2024, which the Company failed to do. The Company’s securities, including its common stock, rights, and units, was delisted from Nasdaq and was suspended at the opening of business on January 7, 2025. The Notice stated that a Form 25-NSE will be filed with the SEC, which will remove the Company’s securities from listing and registration on Nasdaq. As of the date of this Report, Form 25-NSE has not yet been filed with the SEC.

The Company subsequently applied to list its securities on the OTC Markets and is currently quoted on OTCQB.

The Initial Stockholders agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Stockholders acquired Public Shares in or after the IPO, they are entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to its deferred underwriting fees (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period, and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per shares held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2025

Risks and Uncertainties

The Company’s results of operations and its ability to complete an initial Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond the Company’s control. The Company could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, and geopolitical instability, such as the military conflict in Ukraine and the Middle East. The Company cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact the Company’s business and its ability to complete an initial Business Combination.

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

During the second quarter of 2024, the Internal Revenue Service issued final regulations with respect to the timing and payment of the excise tax. These regulations provided that the filing and payment deadline for any liability incurred during the period from January 1, 2023 to December 31, 2023 would be October 31, 2024. Any amount of such excise tax not paid in full, will be subject to additional interest and penalties which are currently estimated at 10% interest per annum and a 5% underpayment penalty per month or portion of a month up to 25% of the total liability for any amount that is unpaid from November 1, 2024 until paid in full. On October 15, 2024, the Company filed an excise tax return for the year ended December 31, 2023. As of the date of filing of these financial statements, the Company has not yet paid the amount due. For the three months ended March 31, 2025, the Company recognized $23,694 in interest and penalties. The Company recognized a total of $37,203 in interest and penalties through March 31, 2025.

For the year ended December 31, 2024, the Company’s stockholders redeemed 1,090,062 shares of common stock for a total of $12,219,791. The Company evaluated the classification and accounting of the stock redemption under ASC 450, “Contingencies”. ASC 450 states that when a loss contingency exists the likelihood that the future event(s) will confirm the loss or impairment of an asset or the incurrence of a liability can range from probable to remote. A contingent liability must be reviewed at each reporting period to determine appropriate treatment. The excise tax is determined at year end based on events that occurred during the year. The excise tax is representative of a contingent liability that is probable of occurring due to the extension to June 30, 2025, past the end of the Company’s current year reporting period. The Company would be required to record a liability in the amount of the excise tax liability which would be calculated as 1% of the shares redeemed during the reporting period. This position would be reviewed at the end of each reporting period for any change in fact. If the SPAC were to completely liquidate and dissolve (within the meaning of § 1.331-1(d)(1)(ii)) during a taxable year (that is, has a final distribution in complete liquidation to which § 331 applies during that taxable year), no distribution by that covered corporation or covered surrogate foreign corporation during that taxable year is a repurchase.

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2025

As such, the Company recorded a 1% excise tax liability in the amount of $742,784 (inclusive of $23,694 penalties and interest for the three months ended March 31, 2025) and $719,090 (inclusive of $13,509 penalties and interest for the year ended December 31, 2024) on the Company’s unaudited condensed consolidated balance sheets as of March 31, 2025 and audited consolidated balance sheets as of December 31, 2024, respectively. The liability does not impact the Company’s unaudited condensed consolidated statements of operations and is offset against additional paid-in capital or accumulated deficit if additional paid-in capital is not available.

Going Concern, Liquidity and Capital Resources

As of March 31, 2025, the Company had operating cash of $738, and a working capital deficit of $8,827,713. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company has no revenue, and its business plan is dependent on the completion of a Business Combination within the Combination Period. If the Company is unable to compete a Business Combination within the Combination Period, it must liquidate. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within a reasonable period of time, which is considered to be one year from the issuance date of the unaudited condensed consolidated financial statements.

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

MARCH 31, 2025

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in unaudited condensed consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, as filed with the SEC on March 25, 2025. The interim results for the three months ended March 31, 2025 presented are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future interim periods.

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

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2025

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2025 and December 31, 2024.

Restricted Cash Held in Trust Account

On March 31, 2025 and December 31, 2024, substantially all of the assets held in Trust Account were held in cash. The Company’s cash held in the Trust Account are classified as a restricted cash asset. Any investments held in the Trust Account classified as trading securities such as money market funds and treasury bills are presented on the unaudited condensed consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest income from investments held in Trust Account in the accompanying unaudited condensed consolidated statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. As of March 31, 2025 and December 31, 2024, there were no investments held in Trust Account.

Offering Costs Associated with the IPO and Over-allotment

Offering costs consist principally of legal, accounting, underwriting fees and other costs directly related to the IPO. Offering costs of the IPO amounted to $4,663,218, which was charged against additional paid-in capital and common stock subject to redemption upon the completion of the IPO. Subsequently, additional offering costs of $125,228 was incurred with the Over-allotment in January 2022 and was also charged against additional paid-in capital and common stock subject to redemption in January 2022.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit. As of March 31, 2025, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying unaudited condensed consolidated balance sheets, primarily due to their short-term nature.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed consolidated financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of March 31, 2025 and December 31, 2024, the Company’s deferred tax asset had a full valuation allowance recorded against it.

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2025

The Company’s effective tax rate was (2.47)% and (14.43)% for the three months ended March 31, 2025 and 2024, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2025 and 2024 primarily due to the valuation allowance on the deferred tax assets and merger and acquisition costs treated as permanent differences.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Accordingly, 1,082,789 shares of common stock subject to possible redemption on March 31, 2025 and December 31, 2024, are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s unaudited condensed consolidated balance sheets.

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2025

Immediately upon the closing of the IPO, the Company recognized the accretion from the initial book value to redemption amount value. This method would view the end of the reporting period as if it were also the redemption date for the security. The change in the carrying value of redeemable shares of common stock resulted in charges against additional paid-in capital and accumulated deficit.

The shares of common stock reflected on the unaudited condensed consolidated balance sheets are reconciled on the following table:

Redeemable ordinary shares subject to possible redemption at December 31, 2023	$23,850,678
Less:
Redemption of common stock	(12,219,791)
Plus:
Accretion of carrying value to redemption value	514,400
Redeemable ordinary shares subject to possible redemption at December 31, 2024	$12,145,287
Plus:
Accretion of carrying value to redemption value	38,999
Redeemable ordinary shares subject to possible redemption at March 31, 2025	$12,184,286

Net Loss per Share of Common Stock

The Company computes loss per share in accordance with ASC 260-10-45 “Earnings per Share,” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. The Company’s public shares of common stock have a redemption right, which differ from the common stock that are held by the sponsors. Accordingly, the Company has effectively two classes of shares, which are referred to as shares of public common stock and Founder Shares. Income and losses are shared pro rata between the two classes of shares. Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of outstanding shares of common stock during the period. Accretion associated with the common stock subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value.

Diluted loss per share gives effect to all dilutive potential shares of common stock outstanding during the period. Dilutive loss per share excludes all potential shares of common stock if their effect is anti-dilutive. The Company has excluded the Rights from the calculation of diluted loss per share because the Rights are contingent upon the occurrence of future events and any impact would be anti-dilutive. As a result, diluted net loss per share is the same as basic net loss per share for the three months ended March 31, 2025 and 2024. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share of common stock.

The following table reflects the calculation of basic and diluted net loss per share of common stock (in dollars, except per share amounts):

	For the Three Months Ended March 31,
	2025		2024
	Redeemable	Non- redeemable	Redeemable	Non- redeemable
Basic and diluted net loss per share of common stock
Numerator:
Allocation of net loss	$(167,380)	$(353,061)	$(34,205)	$(35,955)
Denominator:
Basic and diluted weighted average shares outstanding	1,082,789	2,283,976	2,172,851	2,283,976
Basic and diluted net loss per share of common stock	$(0.15)	$(0.15)	$(0.02)	$(0.02)

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2025

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. ASU 2023-07 became effective as of December 31, 2024 and the Company’s management adopted ASU 2023-07 in its financial statements and related disclosures (see Note 9).

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed consolidated financial statements for the period ended March 31, 2025.

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

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2025

Note 5 — Related Party Transactions

Founder Shares

On June 25, 2021, the Sponsor purchased 1,437,500 shares (the “Founder Shares”) of the Company’s Class B common stock, par value $0.0001 for an aggregate price of $25,000. On October 13, 2021, the Company effected an exchange of each such Class B shares for 1.5 shares of the Company’s common stock, resulting in the Sponsor holding an aggregate of 2,156,250 Founder Shares. The Company no longer has Class B common stock authorized. The Initial Stockholders agreed to forfeit up to 281,250 Founder Shares to the extent that the Over-allotment option was not exercised in full by the underwriters. On January 14, 2022, the Sponsor forfeited 224,328 Founder Shares for no consideration, due to the underwriters’ exercise of the Over-allotment option in part.

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

For the three months ended March 31, 2025, the Company expensed a total of $30,000 for support services from the Sponsor of which amount was reported as due to affiliates. For the period ended December 31, 2024, the Company expensed a total of $120,000 for support services from the Sponsor of which amount was reported as due to affiliates.

As of March 31, 2025 and December 31, 2024, respectively, there were outstanding amounts due to affiliates of $443,663 and $413,663, which will be repaid from Company’s operating account as soon as practicable.

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

On July 30, 2023, the Company issued a promissory note (the “Working Capital Note 1”) in the principal amount of $84,000 to the Sponsor in exchange for cash. The Company drew an additional $100 from this promissory note which resulted in a total outstanding amount of $84,100.

On August 30, 2023, September 28, 2023, November 10, 2023, December 29, 2023, March 20, 2024, June 28, 2024, September 30, 2024, December 31, 2024, and March 31, 2025, the Company issued promissory notes in the principal amounts of $378,000, $22,000, $50,000, $15,000, $373,737, $177,773, $192,069, $448,287, and $474,490, respectively (“Working Capital Notes 2, 3, 4, 5, 6, 7, 8, 9, and 10,” respectively), to the Sponsor in exchange for cash.

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2025

Working Capital Note 1, together with Working Capital Notes 2, 3, 4, 5, 6, 7, 8, 9 and 10 (hereinafter, collectively, the “Working Capital Notes”) are non-interest bearing, unsecured promissory notes that will not be repaid in the event that the Company is unable to close a Business Combination unless there are funds available outside the Trust Account to do so. Such Working Capital Notes would either be paid upon consummation of the initial Business Combination out of the proceeds of the Trust Account released to the Company or, at the Sponsor’s discretion, converted, in full or in part, upon consummation of the initial Business Combination into additional private units at a price of $10.00 per unit. Additional Working Capital Notes may be funded at the discretion of the Sponsor, in total amounts for the Working Capital Notes series not to exceed $2.5 million.

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

As of March 31, 2025 and December 31, 2024. the balances outstanding under the Working Capital Notes were $2,215,455 and $1,740,966, respectively, reported in Working capital loans – related party in the accompanying unaudited condensed consolidated balance sheets.

Convertible Promissory Notes – Related Party

On September 30, 2022 and December 30, 2022, the Company issued two promissory notes, each for $772,769 (the “First Promissory Note” and “Second Promissory Note” respectively) to the Sponsor in connection with the Extension (see Note 1). The First Promissory Note and Second Promissory Note bear no interest and are payable upon the earlier to occur of (i) consummation of the Company’s initial Business Combination out of the proceeds of the Trust Account released to the Company or (ii) at the Sponsor’s discretion, converted, in full or in part, upon consummation of the Company’s Business Combination into additional private units at a price of $10.00 per unit (the “Conversion”).

On each of March 30, 2023, April 30, 2023, May 30, 2023, June 30, 2023, July 30, 2023 and August 30, 2023, the Company issued six promissory notes to the Sponsor in connection with the Extension (see Note 1) in the principal amount of $125,000 for each note (together with the First Promissory Note and the Second Promissory note, collectively, the “Convertible Promissory Notes”). The Convertible Promissory Notes bear no interest and shall be payable upon the earlier to occur of (i) consummation of the Company’s initial Business Combination out of the proceeds of the Trust Account released to the Company’s or (ii) at the Sponsor’s discretion, converted, in full or in part, upon consummation of the Company’s Business Combination into additional private units at a price of $10.00 per unit (the “Conversion”).

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

At both March 31, 2025 and December 31, 2024, there was an aggregate of $2,296,371, outstanding under the Convertible Promissory Notes reported in Convertible promissory notes – related party in the accompanying unaudited condensed consolidated balance sheets.

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2025

Support Services

Commencing on December 27, 2021, the Company entered into an agreement to pay the Sponsor $10,000 per month for the use of office space and administrative support services. For the three months ended March 31, 2025 and 2024, $30,000 has been expensed related to the agreement of which $30,000 included in due to affiliates in the accompanying unaudited condensed consolidated balance sheet. As of March 31, 2025 and December 31, 2024, $30,000 and $120,000 are included in due to affiliates in the unaudited condensed and audited consolidated balance sheets, respectively.

Note 6 — Commitments and Contingencies

Registration Rights

The holders of Founder Shares, Private Placement Units and units that may be issued upon conversion of Working Capital Loans, if any, are entitled to registration rights pursuant to a registration rights agreement to be signed on or before the date of the prospectus for the IPO. These holders are entitled to certain demand and “piggyback” registration rights. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until the termination of the applicable lock-up period for the securities to be registered. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option to purchase up to 1,125,000 additional Units to cover over-allotments at the IPO price, less the underwriting discounts and commissions. On January 14, 2022, the underwriters purchased an additional 227,686 Units at an offering price of $10.00 per Unit, generating additional gross proceeds of $2,276,860 to the Company. In February 2022, the remaining portion of the underwriters’ Over-allotment option expired.

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

Merger Agreement

On April 1, 2024, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, the Merger Sub and EM.

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

(iii)	The Company will immediately be renamed Evolution Metals & Technologies Corp. (“New EM”)

On November 6, 2024, the Company entered into an Amended and Restated Agreement and Plan of Merger amended and restated the April 1, 2024 Merger Agreement.

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2025

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

Amendment No. 1 to Merger Agreement

On November 11, 2024, the Company entered into an Amendment No. 1 to Amended and Restated Agreement and Plan of Merger (the “Amendment No. 1”), the Merger Agreement in accordance with Section 11.11 of the Merger Agreement.

Amendment No. 1 amended and restated certain defined terms in the Merger Agreement and the corresponding consideration schedule in the Company Disclosure Schedule, to clarify that US NewCo will be a holder of membership interests in EM following the proposed merger that is part of the Business Combination.

Amendment No. 2 to Merger Agreement

On February 10, 2025, the Company entered into Amendment No. 2 to Amended and Restated Agreement and Plan of Merger (the “Amendment No. 2”), which amended the Merger Agreement in accordance with Section 11.11 of the Merger Agreement.

Amendment No. 2 amended and restated certain defined terms in the Merger Agreement and the corresponding consideration schedule in the Company Disclosure Schedule, clarifying the amount of Company Membership Units to be received by Korea NewCo and US NewCo in connection with the transactions contemplated by the Merger Agreement. Further, Amendment No. 2 amended and restated certain provisions of the Merger Agreement such that the New EM board of directors after the Closing will consist of six directors, which shall initially include six director nominees designated by EM and reasonably acceptable to the Company, insofar as those nominees are elected to the New EM board of directors. Finally, Amendment No. 2 replaced the form of the Amended and Restated Certificate of Incorporation to be filed immediately following the Effective Time with the form attached as Exhibit A to Amendment No. 2.

Amendment No. 3 to Merger Agreement

On March 31, 2025, the Company entered into Amendment No. 3 to Amended and Restated Agreement and Plan of Merger (the “Amendment No. 3”), which amended the Merger Agreement in accordance with Section 11.11 of the Merger Agreement.

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2025

Ancillary Agreements

Company Equityholder Support and Lock-up Agreement

As a condition and inducement to the Company’s willingness to enter into the Merger Agreement, William David Wilcox Jr. (the “Company Equityholder”) executed and delivered to the Company a Support and Lock-up Agreement (the “Company Equityholder Support and Lock-Up Agreement”), dated as of November 6, 2024, by and among the Company Equityholder, the Company, the Sponsor, and the Company Minority Equity holders. Pursuant to the Company Equityholder Support and Lock-up Agreement, the Company Equityholder has agreed, among other things, (i) to vote in favor of the adoption and approval, promptly following the time at which the registration statement on Form S-4 shall have been declared effective and delivered or otherwise made available to the Company’s stockholders, of the Merger Agreement and the Business Combination and (ii) not to sell, transfer, convey or assign any Subject Shares (as defined in the Company Equityholder Support and Lock-Up Agreement) until such time to be mutually agreed by the parties after the Closing Date subject to the terms and conditions of the Company Equityholder Support and Lock-up Agreement.

Sponsor Support and Lock-Up Agreement

As a condition and inducement to EM’s willingness to enter into the Merger Agreement, the Sponsor executed and delivered to EM a Sponsor Support and Lock-up Agreement (the “Sponsor Support and Lock-up Agreement”), dated as of November 6, 2024, by and among the Sponsor, the Company, EM and the persons set forth on Schedule I thereto. Pursuant to the Sponsor Support and Lock-Up Agreement, the Sponsor agreed, among other things, (i) to vote (whether pursuant to a duly convened meeting of the stockholders of the Company or pursuant to an action by written consent of the stockholders of the Company) in favor of the adoption and approval, promptly following the time at which the registration statement on Form S-4 shall have been declared effective and delivered or otherwise made available to the Company’s stockholders, of the Merger Agreement and the Business Combination and (ii) not to sell, transfer, convey or assign any shares of the Company’s common stock until such time to be mutually agreed by the parties thereto after the Closing subject to the terms and conditions of the Sponsor Support and Lock-up Agreement.

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

Backstop Agreement

On May 3, 2023, the Company and Welsbach Holdings Pte Ltd (the “Backstopper”), an affiliate of the Sponsor, entered into a backstop agreement (the “Backstop Agreement”) pursuant to which the Backstopper guaranteed any deficiency of restricted cash which may have existed as of March 31, 2025 and December 31, 2024, and agreed to advance funds as needed to remedy any such deficiency.

Non-redemption Agreement

On September 27, 2023 and September 29, 2023, the Sponsor entered into Non-Redemption Agreements with various stockholders of the Company pursuant to which these stockholders committed not to redeem their redeemable shares in connection with the special meeting held on September 29, 2023, but still retained their right to redeem in connection with the closing of the Business Combination. The commitment to not redeem was accepted by holders of 2,432,185 shares of redeemable common stock. In consideration of this agreement, the Sponsor agreed to cause the surviving entity (“MergeCo”) of any future initial Business Combination to issue to such shareholders a certain number of additional ordinary shares of MergeCo immediately following the consummation of an initial Business Combination, if they continue to hold such Non-Redeemed Shares through the special stockholder meeting held on September 29, 2023.

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2025

On June 28, 2024, the Sponsor and the Company entered into Non-Redemption Agreements with several unaffiliated third parties (the “Investors”) on substantially the same terms in exchange for their agreement to not redeem an aggregate of 1,125,000 ordinary shares in the Company at the special meeting held on June 28, 2024. In exchange for the foregoing commitment not to redeem such shares, the Sponsor agreed to cause MergeCo to issue to such Investors an aggregate of 337,500 ordinary shares of MergeCo immediately following the consummation of an initial Business Combination if they continue to hold such Non-Redeemed Shares through the special stockholder meeting held on June 28, 2024.

Advisory Agreement

On September 8, 2023 the Company engaged J.V.B. Financial Group, LLC, acting through its Cohen & Company Capital Markets division (“CCM”) to provide various advisory services related to extension and closing a transaction. The Company shall make a payment to CCM if the following conditions are met (i) the Extension is approved, (ii) the Extension is for at least six months, (iii) a minimum of $25,000,000 remains in the Trust Account immediately following the Extension and (iv) no more than 500,000 shares of the Company were transferred to non-affiliate holders of the Company’s founder shares or Target’s equity in connection with the Extension. CCM shall receive 100,000 shares of common stock or equivalent equity of the publicly listed post-business combination company (the “Post-Closing Company”) (the “Fee Shares”), which Fee Shares shall be issued at the closing of the Business Combination in book entry form in the name of and delivered to CCM (or its designee). The Fee Shares, if issued, shall be duly authorized, validly issued, fully paid and non-assessable and shall be registered for resale under the Act, or otherwise freely tradeable, as of the delivery of the fee shares.

On June 21, 2024, the Company engaged J.V.B. Financial Group, LLC, acting through CCM to act as the Company’s capital markets advisor and placement agent in connection with seeking an extension for completing an initial business combination which shall result in the surviving publicly listed Post-Closing Company. The Company shall make a payment to CCM if the following conditions are met (i) the extension is approved, (ii) the extension is for at least 12 months, (iii) a minimum of $10,000,000 remains in the Trust Account immediately following the extension and (iv) no more than 450,000 shares of the Post-Closing Company were committed to be issued to non-affiliate holders of the Company’s shares in connection with the extension, CCM shall receive 100,000 Fee Shares, which Fee Shares shall be issued at the closing of the Business Combination in book entry form in the name of and delivered to CCM (or its designee). The Fee Shares, if issued, shall be duly authorized, validly issued, fully paid and nonassessable and shall be registered for resale under the Act, or otherwise freely tradeable, as of the delivery of the Fee Shares.

PIPE Anchor Equity Investment

On August 1, 2024, in support of the Business Combination, inter alios, the Company and EM entered into a Term Sheet (the “Term Sheet”) with certain legally binding clauses with Broughton Capital Group (“BCG”) for BCG, through a special purpose investment vehicle, to provide an equity investment (“Anchor Equity Investor”) of $500 million through a private investment in public equity (“PIPE Anchor Equity Investment”) to be consummated concurrently with the Closing at a pre-money enterprise valuation for EM&T of $6.2 billion. Additionally, BCG, through a special purpose lending vehicle (“Lender”), agreed to provide a debt facility (“Debt Facility”) of up to $6.2 billion to EM&T or to a subsidiary of EM&T guaranteed, inter alios, by EM&T to be consummated concurrently with the Closing. The closing of the PIPE Anchor Equity Investment and Debt Facility is was subject to the satisfactory completion of BCG’s on-going due diligence, final investment approvals, execution of an equity subscription agreement, execution of a debt facility agreement, the Closing, and other closing conditions.

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

Common stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. As of March 31, 2025 and December 31, 2024, there were 2,283,976 shares of common stock outstanding excluding 1,082,789 shares of common stock subject to possible redemption.

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2025

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

At March 31, 2025 and December 31, 2024, the assets held in the Trust Account were held in cash. From inception through March 31, 2025, the Company withdrew $70,571,778 in connection with redemptions of common stock, which includes $2,267,561 of the interest earned on the Trust Account distributed to the stockholders, $841,386 of the interest earned on the Trust Account to pay franchise and income taxes of which no amount is reported as restricted cash on the accompanying unaudited condensed consolidated balance sheets.

At March 31, 2025 and December 31, 2024 there were no assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Note 9 — Segment Information

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

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the Three Months Ended March 31,
	2025	2024
General and administrative expenses	$567,723	$271,992
Interest income from restricted cash held in Trust Account	$97,051	$260,681

The key measures of segment profit or loss reviewed by our CODM are interest income from restricted cash held in Trust Account and general and administrative expenses. The CODM reviews interest income from restricted cash held in Trust Account to measure and monitor stockholders value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement. General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination within the Business Combination Period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after March 31, 2025, the balance sheet date, up to the date that the unaudited condensed consolidated financial statements were issued. Based upon this review, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

References in this report to the “Company,” “Welsbach,” “our,” “us” or “we” refer to Welsbach Technology Metals Acquisition Corporation, a Delaware corporation. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Welsbach Acquisition Holdings LLC. References to “MergerSub” refer to WTMA Merger Subsidiary Corp., a Delaware corporation (the “Merger Sub”), a direct wholly owned subsidiary of the Company.

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

Recent Developments

Promissory Notes

On March 31, 2025, the Company issued a promissory note (the “Working Capital Note 10”) in the principal amount of $474,490 to the Sponsor in exchange for cash.

Merger Agreement, as Amended

On April 1, 2024, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, the Merger Sub, and Evolution Metals LLC, a Delaware limited liability company (“EM”). Upon the terms and subject to the conditions set forth in this Merger Agreement, the Company, Merger Sub and the EM (Merger Sub and EM sometimes being referred to herein as the “Constituent Corporations”) shall cause Merger Sub to be merged with and into EM, with EM being the surviving corporation in the Merger. The Merger shall be consummated in accordance with the Merger Agreement and shall be evidenced by a certificate of merger with respect to the Merger (as so filed, the “Merger Certificate”), executed by the Constituent Corporations in accordance with the relevant provisions of the Delaware General Corporation Law (“DGCL”). Upon consummation of the Merger, the separate corporate existence of Merger Sub shall cease and EM, as the surviving corporation of the Merger (hereinafter the “Surviving Corporation”), shall continue its corporate existence under the DGCL, as a wholly owned subsidiary of the Company. The Company will immediately be renamed Evolution Metals & Technologies Corp.

On November 6, 2024, the Company entered an Amended and Restated Agreement and Plan of Merger amending the April 1, 2024 Merger Agreement. On November 11, 2024, the Company entered into Amendment No. 1 to the Merger Agreement, amending and restating certain defined terms in the Merger Agreement and the corresponding consideration schedule in the Company Disclosure Schedule, to clarify that US NewCo will be a holder of membership interests in EM following the proposed merger that is part of the Business Combination.

On February 10, 2025, the Company entered into Amendment No. 2 to the Merger Agreement restating certain recitals and defined terms in the Merger Agreement and the corresponding consideration schedule in the Company Disclosure Schedule, clarifying the amount of Company Membership Units to be received by Korea NewCo and US NewCo in connection with the transactions contemplated by the Merger Agreement. Further, Amendment No. 2 amended and restated certain provisions of the Merger Agreement such that the New EM board of directors after the Closing will consist of six directors, which shall initially include six director nominees designated by EM and reasonably acceptable to the Company, insofar as those nominees are elected to the New EM board of directors. Finally, Amendment No. 2 replaced the form of the Amended and Restated Certificate of Incorporation to be filed immediately following the Effective Time with the form attached as Exhibit A to Amendment No. 2.

Ancillary Agreements

Company Equityholder Support and Lock-up Agreement

As a condition and inducement to the Company’s willingness to enter into the Merger Agreement, William David Wilcox Jr. (the “Company Equityholder”) executed and delivered to the Company a Support and Lock-up Agreement (the “Company Equityholder Support and Lock-Up Agreement”), dated as of November 6, 2024, by and among the Company Equityholder, the Company, the Sponsor, and the Company Minority Equityholders. Pursuant to the Company Equityholder Support and Lock-up Agreement, the Company Equityholder has agreed, among other things, (i) to vote in favor of the adoption and approval, promptly following the time at which the registration statement on Form S-4 shall have been declared effective and delivered or otherwise made available to the Company’s stockholders, of the Merger Agreement and the Business Combination and (ii) not to sell, transfer, convey or assign any Subject Shares (as defined in the Company Equityholder Support and Lock-Up Agreement) until such time to be mutually agreed by the parties hereto after the Closing Date subject to the terms and conditions of the Company Equityholder Support and Lock-up Agreement.

Sponsor Support and Lock-Up Agreement

As a condition and inducement to the EM’s willingness to enter into the Merger Agreement, the Sponsor executed and delivered to EM a Sponsor Support and Lock-up Agreement (the “Sponsor Support and Lock-up Agreement”), dated as of November 6, 2024, by and among the Sponsor, WTMA, EM and the persons set forth on Schedule I thereto. Pursuant to the Sponsor Support and Lock-Up Agreement, the Sponsor has agreed, among other things, (i) to vote (whether pursuant to a duly convened meeting of the Company’s stockholders or pursuant to an action by written consent of the Company’s stockholders) in favor of the adoption and approval, promptly following the time at which the registration statement on Form S-4 shall have been declared effective and delivered or otherwise made available to the Company’s stockholders, of the Merger Agreement and the Business Combination and (ii) not to sell, transfer, convey or assign any shares of the Company’s common stock until such time to be mutually agreed by the parties thereto after the Closing subject to the terms and conditions of the Sponsor Support and Lock-up Agreement.

CMR Merger Agreement

On February 10, 2025, the Company, EM, Merger Sub 3 (a newly formed subsidiary of New LLC), Critical Mineral Recovery, Inc., a Missouri corporation (“CMR”), the Robert N. Feldman Revocable Trust, NiCo Metals Group LLC, and certain other entities, entered into the CMR Merger Agreement, which was amended and restated on March 31, 2025 in Amendment No. 3. Pursuant to the CMR Merger Agreement, Merger Sub 3 will merge with and into CMR, such that (i) the separate existence of Merger Sub 3 shall cease and CMR shall be the surviving corporation and a wholly owned subsidiary of New LLC and (ii) the shareholders of CMR shall receive (A) 22,500,000 shares of New EM Common Stock, and (B) cash in an amount of $125,000,000 in consideration for such merger, and (iii) New EM will contribute cash in an amount equal to $50,000,000 to CMR to be used in part to repay CMR’s indebtedness. Any remaining amount, after satisfying the debt obligations, will be retained on CMR’s balance sheet as cash, providing additional financial flexibility to support its operations. The consummation of the transactions contemplated by the Merger Agreement are conditioned on the consummation of the acquisition of CMR and the Korean Companies.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the period ended March 31, 2025 were in connection with the search for a prospective initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We generate non-operating income in the form of interest income from the proceeds of the IPO placed in the Trust Account. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended March 31, 2025, we had a net loss of $520,441, which primarily consists of operating expenses of $567,723, franchise taxes of $37,200 and a provision for income taxes of $12,569, partially offset by interest earned on cash held in the Trust Account in total of $97,051.

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

Upon the closing of the Over-allotment on January 14, 2022, the Company consummated a private sale of an additional 4,554 Private Placement Units at a price of $10.00 per Private Placement Unit, generating gross proceeds of $45,540. As of January 14, 2022, a total of $77,276,860 of the net proceeds from the IPO (including the Over-allotment Units) and the sale of Private Placement Units were placed in the Trust Account. As the Over-allotment option was only partially exercised, 224,328 shares of common stock purchased by the Initial Stockholders have been forfeited for no consideration.

Offering costs for the IPO amounted to $4,663,218, consisting of $1,500,000 of underwriting fees, $2,625,000 of deferred underwriting fees payable (which are held in the trust account) and $538,218 of other costs. The deferred underwriting fee payable of $2,704,690 was contingent upon the consummation of a Business Combination by September 30, 2023, subject to the terms of the Underwriting Agreement.

For the three months ended March 31, 2025, cash used in operating activities was $474,936. Net cash provided by financing activities was $474,489 mainly reflecting proceeds from working capital loans entered into with the related party.

For the three months ended March 31, 2024, cash used in operating activities was $373,737. Net cash provided by financing activities was $373,737 mainly reflecting proceeds from convertible promissory notes entered into with the Sponsor.

At March 31, 2025, we had cash held in the Trust Account of $12,354,984. We intend to use substantially all of the funds held in the trust Account, including any amounts representing interest earned on the trust account (less income taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies. For the three months ended March 31, 2025, the Company had no withdrawal from the Trust Account in connection with redemption and to pay franchise and income taxes.

At March 31, 2025, we had operating cash of $738, outside of the Trust Account. We have used and intend to continue to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

Through March 31, 2025, the Company has withdrawn a total of $841,386 from the Trust Account for taxes of which was already utilized to pay for franchise and income taxes. Through December 31, 2024, the Company has withdrawn a total of $841,386 from the Trust Account for taxes of which was already utilized to pay for franchise and income taxes. As of March 31, 2025 and December 31, 2024, there is outstanding balance under restricted cash. For the period ended March 31, 2025 and December 31, 2024, amounts accrued and paid for interest and penalties related to franchise tax were $0 and $7,935, respectively.

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

As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management determined that the liquidity condition and date for mandatory liquidation and dissolution raise substantial doubt about the Company’s ability to continue as a going concern through June 30, 2025, the scheduled liquidation date of the Company if it does not complete a Business Combination prior to such date. Management may raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties to meet the Company’s working capital needs and to complete a Business Combination before the mandatory liquidation date. The Company may not be able to obtain additional financing. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. The Company intends to complete a Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any Business Combination by June 30, 2025. These unaudited condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that might result from its inability to consummate a Business Combination or its inability to continue as a going concern.

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

On September 30, 2022 and December 30, 2022, the Company issued two promissory notes, each for $772,769 (the “First Promissory Note” and “Second Promissory Note,” respectively) to the Sponsor in connection with the Extension. The First Promissory Note and Second Promissory Note bear no interest and are payable upon the earlier to occur of (i)consummation of the Company’s initial Business Combination out of the proceeds of the Trust Account released to the Company or (ii) at the Sponsor’s discretion, converted, in full or in part, upon consummation of the Company’s Business Combination into additional private units at a price of $10.00 per unit.

On March 30, 2023, April 30, 2023, May 30, 2023, June 30, 2023, July 30, 2023 and August 30, 2023, the Company issued six promissory notes to the Sponsor in connection with the March Extensions (the “Third”, “Fourth”, “Fifth”, “Sixth”, “Seventh”, and “Eighth” Promissory Notes) in the principal amount of $125,000 for each note. The First Promissory Note together with Second through Eighth Promissory Notes (collectively, the “Convertible Promissory Notes”) bear no interest and shall be payable upon the earlier to occur of (i) upon consummation of the Company’s initial Business Combination out of the proceeds of the Trust Account released to the Company’s or (ii) at the Sponsor’s discretion, converted, in full or in part, upon consummation of the Company’s Business Combination into additional private units at a price of $10.00 per unit (the “Conversion”).

On July 30, 2023, the Company issued a promissory note (the “Working Capital Note 1”) in the principal amount of $84,000 to the Sponsor in exchange for cash. The Company drew an additional $100 from this promissory note which resulted in a total outstanding amount of $84,100.

On August 30, 2023, September 28, 2023, November 10, 2023, December 29, 2023, March 20, 2024, June 28, 2024, September 30, 2024, December 31, 2024, and March 31, 2025, the Company issued promissory notes in the principal amounts of $378,000, $22,000, $50,000, $15,000, $373,737, $177,773, $192,069, $448,287, and $474,490, respectively (“Working Capital Notes 2, 3, 4, 5, 6, 7, 8, 9, and 10,” respectively), to the Sponsor in exchange for cash.

Working Capital Note 1, together with Working Capital Notes 2, 3, 4,5,6,7, 8, 9 and 10 the (hereinafter, collectively, the “Working Capital Notes”) are non-interest bearing, unsecured promissory notes that will not be repaid in the event that the Company is unable to close an initial Business Combination unless there are funds available outside the Trust Account to do so. Such Working Capital Notes would either be paid upon consummation of the initial Business Combination out of the proceeds of the Trust Account released to the Company or, at the Sponsor’s discretion, converted, in full or in part, upon consummation of the initial Business Combination into additional private units at a price of $10.00 per unit. Additional Working Capital Notes may be funded at the discretion of the Sponsor, in total amounts for the Working Capital Notes series not to exceed $2.5 million.

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

As of March 31, 2025 and December 31, 2024, respectively, there was $2,296,371 outstanding under the Convertible Promissory Notes reported in Convertible promissory notes – related party in the accompanying unaudited condensed consolidated balance sheets.

As of March 31, 2025 and December 31, 2024, respectively, there were $2,215,455 and $1,740,966 outstanding under the Working Capital Notes reported in Working capital loans – related party in the accompanying unaudited condensed consolidated balance sheets.

On May 3, 2023, the Company and Welsbach Holdings Pte Ltd (the “Backstopper”), an affiliate of the Sponsor, entered into a backstop agreement (the “Backstop Agreement”) pursuant to which the Backstopper guarantees any deficiency of restricted cash which may exist as of March 31, 2025, and agrees to advance funds as needed to remedy any such deficiency.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2025. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

The Company issued two promissory notes, each in the principal amount of $772,769 to the Sponsor. These promissory notes bear no interest and are payable upon the earlier to occur of (i) consummation of the Company’s initial Business Combination out of the proceeds of the Trust Account released to the Company or (ii) at the Sponsor’s discretion, converted, in full or in part, upon consummation of the Company’s Business Combination into additional private units at a price of $10.00 per unit.

The Company issued six promissory notes, each in the principal amount of $125,000 to the Sponsor. These promissory notes bear no interest and are payable upon the earlier to occur of (i) consummation of the Company’s initial business combination out of the proceeds of the Trust Account released to the Company or (ii) at the Sponsor’s discretion, converted, in full or in part, upon consummation of the Company’s Business Combination into additional private units at a price of $10.00 per unit.

On July 30, 2023, the Company issued Working Capital Note 1 in the principal amount of $84,000 to the Sponsor in exchange for cash. The Company drew an additional $100 from this promissory note which resulted in a total outstanding amount of $84,100.

On August 30, 2023, September 28, 2023, November 10, 2023, December 29, 2023, March 20, 2024, June 28, 2024, September 30, 2024, December 31, 2024, and March 31, 2025, the Company issued Working Capital Notes 2, 3, 4, 5, 6, 7, 8, 9, and 10, respectively, in the principal amounts of $378,000, $22,000, $50,000, $15,000, $373,737, $177,773, $192,069, $448,287, and $474,490, respectively, to the Sponsor in exchange for cash.

As of both March 31, 2025 and December 31, 2024, there was an aggregate of $2,296,371 outstanding under the Convertible Promissory Notes reported in Convertible promissory notes – related party in the accompanying unaudited condensed consolidated balance sheets.

As of March 31, 2025 and December 31, 2024, there were amounts of $2,215,455 and $1,740,966, respectively, outstanding under the Working Capital Notes reported in Working capital loans – related party in the accompanying unaudited condensed consolidated balance sheets.

Factors That May Adversely Affect Our Results of Operations

Our results of operations and our ability to complete an initial Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, and geopolitical instability, such as the military conflict in Ukraine and the Middle East. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial business combination.

JOBS Act

On April 5, 2012, the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As such, our unaudited condensed consolidated financial statements may not be comparable to companies that comply with public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board (“PCAOB”) regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the unaudited condensed consolidated financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of executive compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our IPO or until we are no longer an “emerging growth company,” whichever is earlier.

Critical Accounting Policies and Estimates

Critical Accounting Policies

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible redemption in accordance with the guidance in FASB’s Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our unaudited condensed consolidated balance sheets. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

Net Loss per Share of Common Stock

The Company computes loss per share in accordance with ASC 260-10-45 “Earnings per Share”, which requires presentation of both basic and diluted loss per share on the face of the statement of operations. The Company’s public shares of common stock have a redemption right, which differ from the common shares that the sponsors hold. Accordingly, the Company has effectively two classes of shares, which are referred to as public shares of common stock and Founder Shares. Income and losses are shared pro rata between the two classes of shares. Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture by the Sponsor. At March 31, 2025, the Company did not have any dilutive securities and/or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. ASU 2023-07 became effective as of December 31, 2024 and our management adopted ASU 2023-07 in our financial statements and related disclosures (see Note 9).

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and are not required to provide the information otherwise required under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2025, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of March 31, 2025.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our last fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

As a smaller reporting company, we are not required to include risk factors in this Quarterly Report on Form 10-Q.  However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	We are a blank check company with no revenue or basis to evaluate our ability to select a suitable business target;

●	We may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;

●	Our expectations around the performance of a prospective target business or businesses may not be realized;

●	We may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

●	Our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;

●	We may not be able to obtain additional financing to complete our initial business combination or reduce the number of shareholders requesting redemption;

●	We may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;

●	You may not be given the opportunity to choose the initial business target or to vote on the initial business combination;

●	Trust account funds may not be protected against third party claims or bankruptcy;

●	An active market for our public securities’ may not develop and you will have limited liquidity and trading;

●	The availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination;

●	Our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management;

●	There may be more competition to find an attractive target for an initial business combination, which could increase the costs associated with completing our initial business combination and may result in our inability to find a suitable target;

●	Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination;

●	We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability;

●	We may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after the initial public offering, which may include acting as a financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred underwriting commissions that will be released from the trust account only upon a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after the initial public offering, including, for example, in connection with the sourcing and consummation of an initial business combination;

●	We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all;

●	Since our initial stockholders will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may acquire during or after our initial public offering), and because our sponsor, officers and directors may profit substantially even under circumstances in which our public stockholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination;

●	Changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations;

●	If the funds held outside of our trust account are insufficient to allow us to operate until at least June 30, 2025 (or such date as extended by our charter), our ability to fund our search for a target business or businesses or complete an initial business combination may be adversely affected;

●	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern, since we will cease all operations except for the purpose of liquidating if we are unable to complete an initial business combination by June 30, 2025 (or such date as extended by our charter);

●	The value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our common stock at such time is substantially less than $10.00 per share;

●	Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our rights will expire worthless; and

●	Our ability to identify a target and to consummate an initial business combination may be adversely affected by economic uncertainty and volatility in the financial markets.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our Registration Statement on Form S-1 (File No. 333-261467), filed with the SEC on December 15, 2021, as amended, as well as any changes to such risk factors or additional risk factors disclosed from time to time in our future filings with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

(a) None.

(b) None.

(c) None of our directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended March 31, 2025 (each as defined in Item 408 of Regulation S-K under the Exchange Act).

ITEM 6. EXHIBITS.

The following documents are filed as exhibits to this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Description of Document
2.1	Amendment No. 2 to Amended and Restated Plan of Merger, dated February 10, 2025, by and among Welsbach Technology Metals Acquisition Corp., WTMA Merger Subsidiary LLC and Evolution Metals LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 14, 2025).
2.2	Amendment No. 3 to Amended and Restated Plan of Merger, dated March 31, 2025, by and among Welsbach Technology Metals Acquisition Corp., WTMA Merger Subsidiary LLC and Evolution Metals LLC (incorporated by reference to Exhibit 2.4 to the Company’s Amendment No. 3 to the Registration Statement on Form S-4 (File No. 333-283119) filed with the SEC on April 25, 2025).
10.1	Interco Master Trade Agreement, dated January 13, 2025, between Interco Trading, Inc. and Evolution Metals LLC (incorporated by reference to Exhibit 10.40 to the Company’s Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-283119) filed with the SEC on January 24, 2025).
10.2	Agreement and Plan of Merger, dated as of February 10, 2025, by and among Welsbach Technology Metals Acquisition Corp., Evolution Metals Merger Sub 3, Inc., Critical Mineral Recovery, Inc., and NiCo Metals Group LLC (incorporated by reference to Exhibit 10.27 to the Company’s Amendment No. 3 to the Registration Statement on Form S-4 (File No. 333-283119) filed with the SEC on April 25, 2025).
10.3	Amendment to Company Equityholder Support and Lock-up Agreement, dated February 10, 2025, by and among Welsbach Technology Metals Acquisition Corp., Evolution Metals LLC, Welsbach Acquisition Holdings LLC and the person set forth on Schedule I thereto (included as Annex E to the proxy statement/prospectus, which is part of the Company’s Amendment No. 3 to the Registration Statement on Form S-4 (File No. 333-283119) filed with the SEC on April 25, 2025, and incorporated herein by reference).
10.4	Amendment to Sponsor Support and Lock-up Agreement, dated February 10, 2025, by and among Welsbach Technology Metals Acquisition Corp., Evolution Metals LLC, Welsbach Acquisition Holdings LLC and the persons set forth on Schedule I thereto (included as Annex D to the proxy statement/prospectus, which is part of the Company’s Amendment No. 3 to the Registration Statement on Form S-4 (File No. 333-283119) filed with the SEC on April 25, 2025, and incorporated herein by reference).
10.5	Share Exchange Agreement, dated February 10, 2025, between Evolution Metals LLC and Handa Lab Co., Ltd. (incorporated by reference to Exhibit 10.29 to the Company’s Amendment No. 2 to the Registration Statement on Form S-4 (File No. 333-283119) filed with the SEC on February 10, 2025).
10.6	Share Exchange Agreement, dated February 10, 2025, between Evolution Metals LLC and KCM Industry, Ltd. (incorporated by reference to Exhibit 10.30 to the Company’s Amendment No. 2 to the Registration Statement on Form S-4 (File No. 333-283119) filed with the SEC on February 10, 2025).
10.7	Share Exchange Agreement, dated February 10, 2025, between Evolution Metals LLC and KMMI INC. (incorporated by reference to Exhibit 10.31 to the Company’s Amendment No. 2 to the Registration Statement on Form S-4 (File No. 333-283119) filed with the SEC on February 10, 2025).
10.8	Share Exchange Agreement, dated February 10, 2025, between Evolution Metals LLC and NS World Co., Ltd. (incorporated by reference to Exhibit 10.32 to the Company’s Amendment No. 2 to the Registration Statement on Form S-4 (File No. 333-283119) filed with the SEC on February 10, 2025).

10.9	Amended and Restated Agreement and Plan of Merger, dated as of March 31, 2025, by and among Welsbach Technology Metals Acquisition Corp., Evolution Metals Merger Sub 3, Inc., Critical Mineral Recovery, Inc., and NiCo Metals Group LLC. (incorporated by reference to Exhibit 10.27 to the Company’s Amendment No. 3 to the Registration Statement on Form S-4 (File No. 333-283119) filed with the SEC on April 25, 2025).
10.10	Amendment No. 1 to Share Exchange Agreement, Dated March 31, 2025, between Evolution Metals LLC and Handa Lab Co., Ltd. (incorporated by reference to Exhibit 10.48 to the Company’s Amendment No. 3 to the Registration Statement on Form S-4 (File No. 333-283119) filed with the SEC on April 25, 2025).
10.11	Amendment No. 1 to Share Exchange Agreement, Dated March 31, 2025, between Evolution Metals LLC and KCM Industry, Ltd. (incorporated by reference to Exhibit 10.49 to the Company’s Amendment No. 3 to the Registration Statement on Form S-4 (File No. 333-283119) filed with the SEC on April 25, 2025).
10.12	Amendment No. 1 to Share Exchange Agreement, Dated March 31, 2025, between Evolution Metals LLC and KMMI INC. (incorporated by reference to Exhibit 10.50 to the Company’s Amendment No. 3 to the Registration Statement on Form S-4 (File No. 333-283119) filed with the SEC on April 25, 2025).
10.13	Amendment No. 1 to Share Exchange Agreement, Dated March 31, 2025, between Evolution Metals LLC and NS World Co. Ltd. (incorporated by reference to Exhibit 10.51 to the Company’s Amendment No. 3 to the Registration Statement on Form S-4 (File No. 333-283119) filed with the SEC on April 25, 2025).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
*	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

Date: May 15, 2025	By:	/s/ Daniel Mamadou
	Name:	Daniel Mamadou
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2025	By:	/s/ John Stanfield
	Name:	John Stanfield
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)