Form 10-Q
period 2025-06-30
Welsbach Technology Metals Acquisition Corp.
filed 2025-08-15
CIK 1866226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 14, 2025, there were 2,373,029 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2025

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets
Cash	$711	$1,185
Prepaid taxes	144,502	14,077
Total current assets	145,213	15,262
Restricted cash held in trust account	12,249,440	12,257,933
TOTAL ASSETS	$12,394,653	$12,273,195

LIABILITIES, REDEEMABLE COMMON STOCK, AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$3,174,499	$2,929,443
Due to affiliates	473,663	413,663
Income taxes payable	163,839	125,950
Excise tax payable and interest and penalties	890,702	719,090
Due to stockholders for redemption of Common Stock	11,242,981	—
Convertible promissory notes – related party	2,296,371	2,296,371
Working capital loans – related party	2,501,714	1,740,966
Total current liabilities	20,743,769	8,225,483
Deferred underwriting fee payable	2,704,690	2,704,690
TOTAL LIABILITIES	23,448,459	10,930,173

COMMITMENTS AND CONTINGENCIES (NOTE 6)
REDEEMABLE COMMON STOCK
Common Stock subject to possible redemption, $0.0001 par value, 89,053 shares at redemption value of $11.08 per share at June 30, 2025 and 1,082,789 shares at redemption value of $11.22 per share at December 31, 2024, respectively	986,349	12,145,287

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2025 and December 31, 2024	—	—
Common stock; $0.0001 par value; 100,000,000 shares authorized; 2,283,976 shares issued and outstanding at June 30, 2025 and December 31, 2024 (excluding 89,053 shares at June 30, 2025 and 1,082,789 shares at December 31, 2024 subject to redemption)	228	228
Additional paid-in capital	—	—
Accumulated deficit	(12,040,383)	(10,802,493)
TOTAL STOCKHOLDERS’ DEFICIT	(12,040,155)	(10,802,265)
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK, AND STOCKHOLDERS’ DEFICIT	$12,394,653	$12,273,195

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Operating expenses
General and administrative	$570,186	$277,662	$1,137,909	$549,654
Franchise tax	36,027	50,000	73,227	100,000
Loss from operations	(606,213)	(327,662)	(1,211,136)	(649,654)

Other income:
Interest income from restricted cash held in trust account	98,318	258,639	195,369	519,320
Other income	98,318	258,639	195,369	519,320

Loss before provision for income taxes	(507,895)	(69,023)	(1,015,767)	(130,334)
Provision for income taxes	(13,081)	(26,249)	(25,650)	(35,098)
Net loss	$(520,976)	$(95,272)	$(1,041,417)	$(165,432)

Weighted average shares outstanding of common stock - redemption feature	1,039,108	2,148,894	1,060,828	2,160,872
Basic and diluted net loss per share of common stock - redemption feature	$(0.16)	$(0.02)	$(0.31)	$(0.04)

Weighted average shares outstanding of common stock - no redemption feature	2,283,976	2,283,976	2,283,976	2,283,976
Basic and diluted net loss per share of common stock - no redemption feature	$(0.16)	$(0.02)	$(0.31)	$(0.04)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

	Common stock		Additional paid-in	Accumulated	Total stockholders’
	Shares	Amount	capital	deficit	deficit
Balance, January 1, 2025	2,283,976	$228	$—	$(10,802,493)	$(10,802,265)
Accretion of redeemable common stock to redemption value	—	—	—	(38,999)	(38,999)
Net loss	—	—	—	(520,441)	(520,441)
Balance, March 31, 2025	2,283,976	228	—	(11,361,933)	(11,361,705)
Accretion of redeemable common stock to redemption value	—	—	—	(45,044)	(45,044)
Excise tax on redemption of Class A common stock	—	—	—	(112,430)	(112,430)
Net loss	—	—	—	(520,976)	(520,976)
Balance, June 30, 2025	2,283,976	$228	$—	$(12,040,383)	$(12,040,155)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

	Common stock		Additional paid-in	Accumulated	Total stockholders’
	Shares	Amount	capital	deficit	deficit
Balance, January 1, 2024	2,283,976	$228	$—	$(9,266,105)	$(9,265,877)
Accretion of redeemable common stock to redemption value	—	—	—	(189,223)	(189,223)
Net loss	—	—	—	(70,160)	(70,160)
Balance, March 31, 2024	2,283,976	228	—	(9,525,488)	(9,525,260)
Accretion of redeemable common stock to redemption value	—	—	—	(175,577)	(175,577)
Excise tax on redemption of Class A common stock	—	—	—	(122,198)	(122,198)
Net loss	—	—	—	(95,272)	(95,272)
Balance, June 30, 2024	2,283,976	$228	$—	$(9,918,535)	$(9,918,307)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,041,417)	$(165,432)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income on restricted cash held in trust account	(195,369)	(519,320)
Interest and penalties on excise tax payable	59,182	—
Changes in operating assets and liabilities:
Prepaid expenses	—	(39,667)
Prepaid taxes	(130,425)	—
Due to affiliates	60,000	60,000
Accounts payable and accrued expenses	245,056	(45,807)
Franchise tax payable	—	106,812
Income taxes payable	37,889	35,098
NET CASH USED IN OPERATING ACTIVITIES	(965,084)	(568,316)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash withdrawn from Trust Account to pay franchise and income taxes	203,862	19,173
NET CASH PROVIDED BY INVESTING ACTIVITIES	203,862	19,173

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible promissory note - related party	—	551,510
Proceeds from working capital loans - related party	760,748	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	760,748	551,510

NET CHANGE IN CASH AND RESTRICTED CASH	(474)	2,367
CASH AND RESTRICTED CASH, BEGINNING OF PERIOD	1,185	168,209
CASH AND RESTRICTED CASH, END OF PERIOD	$711	$170,576

CASH AND RESTRICTED CASH, END OF PERIOD
Cash	$711	$2,564
Restricted cash	—	168,012
CASH AND RESTRICTED CASH, END OF PERIOD	$711	$170,576

Supplemental disclosure on non-cash activities:
Accretion for redeemable common stock to redemption value	$84,043	$364,800
Excise tax on redemption of Class A common stock	$112,430	$122,198
Due to stockholders for redemption of Common Stock	$11,242,981	$12,219,791

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

JUNE 30, 2025

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

The Company has one subsidiary, WTMA Merger Subsidiary Corp. (the “Merger Sub”), a direct wholly owned subsidiary of the Company incorporated in the state of Delaware on October 19, 2022. As of June 30, 2025, the subsidiary had no activity.

As of June 30, 2025, the Company had not commenced any operations. All activity through June 30, 2025 relates to the Company’s formation and Initial Public Offering (“IPO”), which is described below and, since the IPO, the search for a prospective Business Combination. The Company has not and will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income earned on cash and investments from the proceeds derived from the IPO. The registration statement for the Company’s IPO was declared effective on December 27, 2021. On December 30, 2021, the Company consummated the IPO of 7,500,000 units (“Units”), each Unit containing one share of common stock (the “Public Shares”) and one right to receive 1/10 of one share of common stock upon the consummation of the Business Combination (the “Public Rights”), at $10.00 per Unit, generating gross proceeds of $75,000,000, which is discussed in Note 3. The Company has selected December 31 as its fiscal year end.

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

JUNE 30, 2025

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

JUNE 30, 2025

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

JUNE 30, 2025

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

On October 16, 2023, the board of directors (the “Board”) of the Company appointed Mr. Andrew Switaj and Mr. Dominik Michael Oggenfuss as directors of the Company, effective immediately. In connection with their appointments, the Company entered into indemnity agreements with each of Mr. Switaj and Oggenfuss on October 16, 2023.

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

JUNE 30, 2025

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

JUNE 30, 2025

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

On December 31, 2024, the Company received a letter (the “Notice”) from the Nasdaq stating that the Company no longer complied with the requirements of IM-5101-2 (the “Rule”) for continued listing on Nasdaq. Under the Rule, the Company was required to complete its Business Combination within 36 months of the effectiveness of the Company’s IPO registration statement, or by December 27, 2024, which the Company failed to do. The Company’s securities, including its common stock, rights, and units, was delisted from Nasdaq and was suspended at the opening of business on January 7, 2025. The Notice stated that a Form 25-NSE will be filed with the SEC, which will remove the Company’s securities from listing and registration on Nasdaq. The Form 25-NSE was filed with the SEC on June 4, 2025.

The Company subsequently applied to list its securities on the OTC Markets and is currently quoted on OTCQB.

On June 26, 2025, the Company held a Business Combination Special Meeting and the stockholders approved 1) the proposal to approve and adopt the Amended and Restated Agreement and Plan of Merger, dated as of November 6, 2024, as amended by the Amendment No. 4 to Amended and Restated Agreement and Plan of Merger, dated June 11, 2025 (as it may be further amended or supplemented from time to time, the “Merger Agreement”), by and among the Company, Merger Sub and EM, and the transactions contemplated thereby (the “Business Combination”), 2) the proposed Second Amended and Restated Certificate of Incorporation of New EM (the “Proposed Charter”) and proposed Amended and Restated Bylaws of New EM (the “Proposed Bylaws”), 3) Advisory Governance Proposals, 4) Director Elections Proposal, 5) Stock Issuance Proposal and 6) New EM Equity Incentive Plan Proposal.

On June 26, 2025, The Company held an Extension Special Meeting and the stockholders approved the proposal to approve and adopt an amendment of the Existing Charter to allow the Company to extend (the “Extension”) the date by which the Company has to consummate a business combination for up to an additional three months, from June 30, 2025 (the date which is 42 months from the closing date of the Company’s initial public offering of units (the “IPO”)) to up to September 30, 2025 for no contribution to the trust account established in connection with the IPO and the amendment of the Trust Agreement to permit the Extension.

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

JUNE 30, 2025

On June 20, 2025 and June 23, 2025, in connection with the Extension Special Meeting, the Sponsor and the Company entered into Non-Redemption Agreements with several unaffiliated third-party holders of the Company’s common stock (the “Investors”) on substantially the same terms in exchange for their agreement to not redeem up to an aggregate of 704,097 shares of the Company’s common stock (the “Non-Redeemed Shares”) in connection with the Extension Special Meeting. In exchange for the foregoing commitment not to redeem such shares, the Sponsor and the Company have agreed to cause the surviving entity (“MergeCo”) of any future the Company initial business combination to issue to the Investors up to an aggregate of 35,205 ordinary shares of MergeCo immediately following the consummation of an initial business combination if the Investors continue to hold such Non-Redeemed Shares through the Extension Special Meeting held on June 26, 2025.

The Non-Redemption Agreements shall terminate on the earlier of (i) the failure of the Company’s stockholders to approve the Extension at the Extension Special Meeting, (ii) the Company’s determination not to proceed with the Extension, (iii) the fulfillment of all obligations of parties to the Non-Redemption Agreements, (iv) the liquidation or dissolution of the Company, (v) the mutual written agreement of the parties or (vi) if the applicable Investor exercises its redemption rights with respect to any Non-Redeemed Shares in connection with the Extension Special Meeting and such Non-Redeemed Shares are actually redeemed .

On June 26, 2025, the Company held the Extension Special Meeting and the Extension was approved by stockholders. The Investors subject to the Non-Redemption Agreements did not redeem their Non-Redeemed Shares in connection with the Extension Special Meeting. Following the Extension Special Meeting, the obligations of the parties under the Non-Redemption Agreements were fulfilled in accordance with their terms, and such agreements terminated.

In connection with the Business Combination Special Meeting and the Extension Special Meeting, the holders of 1,024,736 shares of the Company’s common stock and 518,102 shares of the Company’s common stock, respectively, properly exercised, and as of June 30, 2025, an aggregate of 39,000 shares in connection with Business Combination was reversed, their right to redeem their shares for cash at a redemption price of approximately $11.31 per share. Accordingly, in connection with the Extension Special Meeting, the aggregate redemption amount was $5.86 million, leaving approximately $6.38 million in the trust account after giving effect to the redemptions in connection with the Extension Special Meeting, based on the approximately $12.24 million held in the trust account as of June 26, 2025 (less funds that may be withdrawn to pay taxes). Furthermore, in connection with the Business Combination Special Meeting, the aggregate redemption amount was $11.56 million, representing an additional $5.73 million aggregate redemption amount after taking into effect the redemption in connection with the Extension Special Meeting, leaving approximately $0.66 million in the trust account after giving effect to the redemptions in connection with both the Extension Special Meeting and the Business Combination Special Meeting. As previously disclosed, the Company extended the deadline for its stockholders to withdraw and reverse any previously delivered demand for redemption made in connection with the Business Combination Special Meeting until the Company determines not to accept reversals of redemption instructions. As of June 30, 2025, an aggregate of 993,736 shares in connection with Business Combination and Extension (475,634 shares and 518,102 shares, respectively) was redeemed effectively at a redemption price of approximately $11.31 per share, for an aggregate redemption amount of approximately $11.24 million ($5.38 million and $5.86 million, respectively). The amount due to the redeeming stockholders was subsequently disbursed on July 7, 2025 and July 9, 2025.

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

JUNE 30, 2025

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

During the second quarter of 2024, the Internal Revenue Service issued final regulations with respect to the timing and payment of the excise tax. These regulations provided that the filing and payment deadline for any liability incurred during the period from January 1, 2023 to December 31, 2023 would be October 31, 2024. Any amount of such excise tax not paid in full, will be subject to additional interest and penalties which are currently estimated at 10% interest per annum and a 5% underpayment penalty per month or portion of a month up to 25% of the total liability for any amount that is unpaid from November 1, 2024 until paid in full. On October 15, 2024, the Company filed an excise tax return for the year ended December 31, 2023. As of the date of filing of these financial statements, the Company has not yet paid the amount due. For the three and six months ended June 30, 2025, the Company recognized $35,488 and $59,182 in interest and penalties, respectively. The Company recognized a total of $72,691 in interest and penalties through June 30, 2025.

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

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

JUNE 30, 2025

As such, the Company recorded a 1% excise tax liability in the amount of $890,702 (inclusive of $59,182 penalties and interest for the six months ended June 30, 2025) and $719,090 (inclusive of $13,509 penalties and interest for the year ended December 31, 2024) on the Company’s unaudited condensed consolidated balance sheets as of June 30, 2025 and audited consolidated balance sheets as of December 31, 2024, respectively. The liability does not impact the Company’s unaudited condensed consolidated statements of operations and is offset against additional paid-in capital or accumulated deficit if additional paid-in capital is not available.

Going Concern, Liquidity and Capital Resources

As of June 30, 2025, the Company had operating cash of $711, and a working capital deficit of $9,355,575. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company has no revenue, and its business plan is dependent on the completion of a Business Combination within the Combination Period. If the Company is unable to compete a Business Combination within the Combination Period, it must liquidate. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within a reasonable period of time, which is considered to be one year from the issuance date of the unaudited condensed consolidated financial statements.

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

As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management determined that the liquidity condition and date for mandatory liquidation and dissolution raise substantial doubt about the Company’s ability to continue as a going concern through September 30, 2025, the scheduled liquidation date of the Company if it does not complete a Business Combination prior to such date. Management may raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties to meet the Company’s working capital needs and to complete a Business Combination before the mandatory liquidation date. The Company may not be able to obtain additional financing. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. The Company intends to complete a Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any Business Combination by September 30, 2025. These unaudited condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that might result from its inability to consummate a Business Combination or its inability to continue as a going concern.

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

JUNE 30, 2025

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in unaudited condensed consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, as filed with the SEC on March 25, 2025. The interim results for the three and six months ended June 30, 2025 presented are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future interim periods.

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

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

JUNE 30, 2025

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2025 and December 31, 2024.

Restricted Cash Held in Trust Account

On June 30, 2025 and December 31, 2024, substantially all of the assets held in Trust Account were held in cash. The Company’s cash held in the Trust Account are classified as a restricted cash asset. Any investments held in the Trust Account classified as trading securities such as money market funds and treasury bills are presented on the unaudited condensed consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest income from investments held in Trust Account in the accompanying unaudited condensed consolidated statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. As of June 30, 2025 and December 31, 2024, there were no investments held in Trust Account.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit. As of June 30, 2025, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying unaudited condensed consolidated balance sheets, primarily due to their short-term nature.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed consolidated financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2025 and December 31, 2024, the Company’s deferred tax asset had a full valuation allowance recorded against it.

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

JUNE 30, 2025

The Company’s effective tax rate was (2.58)% and (38.03)% for the three months ended June 30, 2025 and 2024, respectively, (2.53)% and (26.93)% for the six months ended June 30, 2025 and 2024, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2025 and 2024 primarily due to the valuation allowance on the deferred tax assets and merger and acquisition costs treated as permanent differences.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits as of June 30, 2025 and December 31, 2024. Amounts accrued for interest and penalties were $12,239 and $0, respectively, as of June 30, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Accordingly, 89,053 and 1,082,789 shares of common stock subject to possible redemption on June 30, 2025 and December 31, 2024, respectively, are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s unaudited condensed consolidated balance sheets.

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

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

JUNE 30, 2025

The shares of common stock reflected on the unaudited condensed consolidated balance sheets are reconciled on the following table:

Redeemable ordinary shares subject to possible redemption at December 31, 2023	$23,850,678
Less:
Redemption of common stock	(12,219,791)
Plus:
Accretion of carrying value to redemption value	514,400
Redeemable ordinary shares subject to possible redemption at December 31, 2024	$12,145,287
Less:
Redemption of common stock	(11,242,981)
Plus:
Accretion of carrying value to redemption value	84,043
Redeemable ordinary shares subject to possible redemption at June 30, 2025	$986,349

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

Diluted loss per share gives effect to all dilutive potential shares of common stock outstanding during the period. Dilutive loss per share excludes all potential shares of common stock if their effect is anti-dilutive. The Company has excluded the Rights from the calculation of diluted loss per share because the Rights are contingent upon the occurrence of future events and any impact would be anti-dilutive. As a result, diluted net loss per share is the same as basic net loss per share for the three and six months ended June 30, 2025 and 2024. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share of common stock.

The following table reflects the calculation of basic and diluted net loss per share of common stock (in dollars, except per share amounts):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2025		2024		2025		2024
	Redeemable	Non- redeemable	Redeemable	Non- redeemable	Redeemable	Non- redeemable	Redeemable	Non- redeemable
Basic and diluted net loss per share of common stock
Numerator:
Allocation of loss	$(162,906)	$(358,070)	$(46,184)	$(49,088)	$(330,293)	$(711,124)	$(80,425)	$(85,007)
Denominator:
Basic and diluted weighted average shares outstanding	1,039,108	2,283,976	2,148,894	2,283,976	1,060,828	2,283,976	2,160,872	2,283,976

Basic and diluted net loss per share of common stock	$(0.16)	$(0.16)	$(0.02)	$(0.02)	$(0.31)	$(0.31)	$(0.04)	$(0.04)

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

JUNE 30, 2025

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

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed consolidated financial statements for the period ended June 30, 2025.

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

JUNE 30, 2025

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

For the six months ended June 30, 2025, the Company expensed a total of $60,000 for support services from the Sponsor of which amount was reported as due to affiliates. For the year ended December 31, 2024, the Company expensed a total of $120,000 for support services from the Sponsor of which amount was reported as due to affiliates.

As of June 30, 2025 and December 31, 2024, respectively, there were outstanding amounts due to affiliates of $473,663 and $413,663, which will be repaid from Company’s operating account as soon as practicable.

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

On August 30, 2023, September 28, 2023, November 10, 2023, December 29, 2023, March 20, 2024, June 28, 2024, September 30, 2024, December 31, 2024, March 31, 2025 and June 30, 2025, the Company issued promissory notes in the principal amounts of $378,000, $22,000, $50,000, $15,000, $373,737, $177,773, $192,069, $448,287, $474,490 and $286,259, respectively (“Working Capital Notes 2, 3, 4, 5, 6, 7, 8, 9, 10 and 11,” respectively), to the Sponsor in exchange for cash.

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

JUNE 30, 2025

Working Capital Note 1, together with Working Capital Notes 2, 3, 4, 5, 6, 7, 8, 9, 10 and 11 (hereinafter, collectively, the “Working Capital Notes”) are non-interest bearing, unsecured promissory notes that will not be repaid in the event that the Company is unable to close a Business Combination unless there are funds available outside the Trust Account to do so. Such Working Capital Notes would either be paid upon consummation of the initial Business Combination out of the proceeds of the Trust Account released to the Company or, at the Sponsor’s discretion, converted, in full or in part, upon consummation of the initial Business Combination into additional private units at a price of $10.00 per unit. Additional Working Capital Notes may be funded at the discretion of the Sponsor, in total amounts for the Working Capital Notes series not to exceed $2.5 million.

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

As of June 30, 2025 and December 31, 2024. the balances outstanding under the Working Capital Notes were $2,501,714 and $1,740,966, respectively, reported in Working capital loans – related party in the accompanying unaudited condensed consolidated balance sheets.

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

At both June 30, 2025 and December 31, 2024, there was an aggregate of $2,296,371, outstanding under the Convertible Promissory Notes reported in Convertible promissory notes – related party in the accompanying unaudited condensed consolidated balance sheets.

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

JUNE 30, 2025

Support Services

Commencing on December 27, 2021, the Company entered into an agreement to pay the Sponsor $10,000 per month for the use of office space and administrative support services. For the three and six months ended June 30, 2025, $30,000 and $60,000 has been expensed related to the agreement of which $60,000 included in due to affiliates in the accompanying unaudited condensed consolidated balance sheets, respectively. For the three and six months ended June 30, 2024, $30,000 and $60,000 has been expensed related to the agreement of which $60,000 included in due to affiliates in the accompanying unaudited condensed consolidated balance sheet. As of June 30, 2025 and December 31, 2024, $60,000 and $120,000 are included in due to affiliates in the unaudited condensed and audited consolidated balance sheets, respectively.

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

JUNE 30, 2025

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

Under the terms of the Amended and Restated Merger Agreement dated March 31, 2025, regarding the acquisition of CMR Merger Agreement, as previously filed in the Registration Statement on Form S-4, the CMR Merger Agreement may be terminated in the event the business combination does not close by June 30, 2025. On July 3, 2025, the CMR Merger Agreement was terminated.

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

JUNE 30, 2025

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

Amendment No. 4 to Merger Agreement

On June 11, 2025, the Company entered into an Amendment No. 4 to Amended and Restated Agreement and Plan of Merger (the “Amendment No. 4”), by and among the Company, the Company’s Merger Subsidiary LLC (“Merger Sub”), and EM, which amended the Amended and Restated Agreement and Plan of Merger, dated as of November 6, 2024 (as previously amended, the “Merger Agreement”), by and among the Company, Merger Sub and EM, by among other things, extending the Agreement End Date of the Merger Agreement to September 30, 2025.

Amendment No. 5 to Merger Agreement

On July 21, 2025, the Company entered into an Amendment No. 5 to Amended and Restated Agreement and Plan of Merger (the “Amendment No. 5”), by and among the Company, the Company’s Merger Subsidiary LLC, and EM, which amended the Amended and Restated Agreement and Plan of Merger, dated as of November 6, 2024 (as previously amended, the “Merger Agreement”), by and among the Company, Merger Sub and EM, by among other things, acknowledging the previously disclosed termination of the Amended and Restated Merger Agreement, dated March 31, 2025, regarding the acquisition of Critical Mineral Recovery, Inc. and removing references to certain precedent step transactions related thereto.

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

JUNE 30, 2025

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

Backstop Agreement

On May 3, 2023, the Company and Welsbach Holdings Pte Ltd (the “Backstopper”), an affiliate of the Sponsor, entered into a backstop agreement (the “Backstop Agreement”) pursuant to which the Backstopper guaranteed any deficiency of restricted cash which may have existed as of June 30, 2025 and December 31, 2024, and agreed to advance funds as needed to remedy any such deficiency.

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

JUNE 30, 2025

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

On June 20, 2025 and June 23, 2025, in connection with the Extension Special Meeting, the Sponsor and the Company entered into Non-Redemption Agreements with several unaffiliated third-party holders of the Company’s common stock (the “Investors”) on substantially the same terms in exchange for their agreement to not redeem up to an aggregate of 704,097 shares of the Company’s common stock (the “Non-Redeemed Shares”) in connection with the Extension Special Meeting. In exchange for the foregoing commitment not to redeem such shares, the Sponsor and the Company have agreed to cause the surviving entity (“MergeCo”) of any future the Company initial business combination to issue to the Investors up to an aggregate of 35,205 ordinary shares of MergeCo immediately following the consummation of an initial business combination if the Investors continue to hold such Non-Redeemed Shares through the Extension Special Meeting held on June 26, 2025.

The Non-Redemption Agreements shall terminate on the earlier of (i) the failure of the Company’s stockholders to approve the Extension at the Extension Special Meeting, (ii) the Company’s determination not to proceed with the Extension, (iii) the fulfillment of all obligations of parties to the Non-Redemption Agreements, (iv) the liquidation or dissolution of the Company, (v) the mutual written agreement of the parties or (vi) if the applicable Investor exercises its redemption rights with respect to any Non-Redeemed Shares in connection with the Extension Special Meeting and such Non-Redeemed Shares are actually redeemed   .

On June 26, 2025, the Company held the Extension Special Meeting and the Extension was approved by stockholders. The Investors subject to the Non-Redemption Agreements did not redeem their Non-Redeemed Shares in connection with the Extension Special Meeting. Following the Extension Special Meeting, the obligations of the parties under the Non-Redemption Agreements were fulfilled in accordance with their terms, and such agreements terminated.

Advisory Agreement

On September 8, 2023, the Company engaged J.V.B. Financial Group, LLC, acting through its Cohen & Company Capital Markets division (“CCM”) to provide various advisory services related to extension and closing a transaction. The Company shall make a payment to CCM if the following conditions are met (i) the Extension is approved, (ii) the Extension is for at least six months, (iii) a minimum of $25,000,000 remains in the Trust Account immediately following the Extension and (iv) no more than 500,000 shares of the Company were transferred to non-affiliate holders of the Company’s founder shares or Target’s equity in connection with the Extension. CCM shall receive 100,000 shares of common stock or equivalent equity of the publicly listed post-business combination company (the “Post-Closing Company”) (the “Fee Shares”), which Fee Shares shall be issued at the closing of the Business Combination in book entry form in the name of and delivered to CCM (or its designee). The Fee Shares, if issued, shall be duly authorized, validly issued, fully paid and non-assessable and shall be registered for resale under the Act, or otherwise freely tradeable, as of the delivery of the fee shares.

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

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

JUNE 30, 2025

On June 20, 2025, the Company engaged J.V.B. Financial Group, LLC, acting through CCM to act as the Company’s capital markets advisor and placement agent in connection with seeking an extension for completing an initial business combination which shall result in the surviving publicly listed Post-Closing Company. The Company shall make a payment to CCM if the following conditions are met (i) the extension is approved, (ii) the extension is for at least three months, (iii) a minimum of $4,500,000 remains in the Trust Account immediately following the extension and (iv) no more than 25,000 shares of the Company were transferred to non-affiliate holders of the Company’s founder shares or Target’s equity in connection with the extension, CCM shall receive 15,000 of the Post-Closing Company, which Fee Shares shall be issued at the closing of the Business Combination, in book entry form in the name of, and delivered to, CCM (or its designee). The Fee Shares shall be duly authorized, validly issued, fully paid and non-assessable as of the delivery of the Fee Shares   .

On June 26, 2025, the Company’s stockholders approved the Extension at the Extension Special Meeting, extending the date by which the Company must complete an initial business combination by three months. Following the Extension, and after giving effect to the redemptions elected in connection with the Extension Special Meeting, the Trust Account held approximately $6.4 million; such redemption is settled on July 7, 2025. The number of founder or target equity shares transferred to non-affiliate holders in connection with the extension was within the contractual limits set forth in the engagement agreement with J.V.B. Financial Group, LLC, acting through CCM. As a result, the conditions to the issuance of the 15,000 Fee Shares to CCM were satisfied, subject to the closing of the Company’s initial business combination. Such Fee Shares will be issued in book-entry form upon the consummation of the initial business combination.

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

Common stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. As of June 30, 2025 and December 31, 2024, there were 2,283,976 shares of common stock outstanding excluding 89,053 and 1,082,789 shares of common stock subject to possible redemption, respectively.

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

JUNE 30, 2025

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

At June 30, 2025 and December 31, 2024, the assets held in the Trust Account were held in cash. From inception through June 30, 2025, the Company withdrew $70,775,640 in connection with redemptions of common stock, which includes $2,267,561 of the interest earned on the Trust Account distributed to the stockholders, $1,045,248 of the interest earned on the Trust Account to pay franchise and income taxes of which no amount is reported as restricted cash on the accompanying unaudited condensed consolidated balance sheets.

At June 30, 2025 and December 31, 2024 there were no assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Note 9 — Segment Information

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Operating Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment.

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

JUNE 30, 2025

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
General and administrative	$570,186	$277,662	$1,137,909	$549,654
Interest income from restricted cash held in trust account	$98,318	$258,639	$195,369	$519,320

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

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after June 30, 2025, the balance sheet date, up to the date that the unaudited condensed consolidated financial statements were issued. Based upon this review, other than described below, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

Under the terms of the Amendment No. 3 to Amended and Restated Merger Agreement dated March 31, 2025, regarding the acquisition of CMR Merger Agreement, as previously filed in the Registration Statement on Form S-4, the CMR Merger Agreement may be terminated in the event the business combination does not close by June 30, 2025. On July 3, 2025, the CMR Merger Agreement was terminated.

On July 21, 2025, the Company entered into an Amendment No. 5 to Amended and Restated Agreement and Plan of Merger (the “Amendment No. 5”), by and among the Company, the Company’s Merger Subsidiary LLC, and EM, which amended the Amended and Restated Agreement and Plan of Merger, dated as of November 6, 2024 (as previously amended, the “Merger Agreement”), by and among the Company, Merger Sub and EM, by among other things, acknowledging the previously disclosed termination of the Amended and Restated Merger Agreement, dated March 31, 2025, regarding the acquisition of CMR and removing references to certain precedent step transactions related thereto.

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

Recent Developments

Removal from Nasdaq

On December 31, 2024, we received a letter (the “Notice”) from the Nasdaq stating that we no longer complied with the requirements of IM-5101-2 (the “Rule”) for continued listing on Nasdaq. Under the Rule, we were required to complete its Business Combination within 36 months of the effectiveness of the Company’s IPO registration statement, or by December 27, 2024, which we failed to do. The Notice stated that a Form 25-NSE will be filed with the SEC, which will remove our securities from listing and registration on Nasdaq.

The Form 25-NSE was filed with the SEC on June 4, 2025.

We listed our securities on the OTC Markets and are currently quoted on OTCQB.

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

On June 11, 2025, the Company entered into an Amendment No. 4 to Amended and Restated Agreement and Plan of Merger (the “Amendment No. 4”), by and among the Company, the Company’s Merger Subsidiary LLC (“Merger Sub”), and EM, which amended the Amended and Restated Agreement and Plan of Merger, dated as of November 6, 2024 (as previously amended, the “Merger Agreement”), by and among the Company, Merger Sub and EM, by among other things, extending the Agreement End Date of the Merger Agreement to September 30, 2025.

On July 21, 2025, the Company entered into an Amendment No. 5 to Amended and Restated Agreement and Plan of Merger (the “Amendment No. 5”), by and among the Company, Merger Sub, and EM, which amended the Amended and Restated Agreement and Plan of Merger, dated as of November 6, 2024 (as previously amended, the “Merger Agreement”), by and among the Company, Merger Sub and EM, by among other things, acknowledging the previously disclosed termination of the Amended and Restated Merger Agreement, dated March 31, 2025, regarding the acquisition of Critical Mineral Recovery, Inc. and removing references to certain precedent step transactions related thereto.

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

Under the terms of the Amended and Restated Merger Agreement dated March 31, 2025 regarding the acquisition of CMR Merger Agreement, as previously filed in the Registration Statement on Form S-4, the CMR Merger Agreement may be terminated in the event the business combination does not close by June 30, 2025. On July 3, 2025, the CMR Merger Agreement was terminated (see Note 10).

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the period ended June 30, 2025 were in connection with the search for a prospective initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We generate non-operating income in the form of interest income from the proceeds of the IPO placed in the Trust Account. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended June 30, 2025, we had a net loss of $520,976, which primarily consists of operating expenses of $570,186, franchise taxes of $36,027 and a provision for income taxes of $13,081, partially offset by interest earned on cash held in the Trust Account in total of $98,318.

For the six months ended June 30, 2025, we had a net loss of $1,041,417, which primarily consists of operating expenses of $1,137,909, franchise taxes of $73,227 and a provision for income taxes of $25,650, partially offset by interest earned on cash held in the Trust Account in total of $195,369.

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

For the six months ended June 30, 2025, cash used in operating activities was $965,084. Net cash provided by investing activities was $203,862 mainly reflecting cash withdrawn from trust account to pay franchise and income taxes. Net cash provided by financing activities was $760,748 mainly reflecting proceeds from working capital loans entered into with the related party.

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

At June 30, 2025, we had cash held in the Trust Account of $12,249,440. We intend to use substantially all of the funds held in the trust Account, including any amounts representing interest earned on the trust account (less income taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies. For the six months ended June 30, 2025, the Company had $203,862 withdrawal from the Trust Account to pay franchise taxes.

At June 30, 2025, we had operating cash of $711, outside of the Trust Account. We have used and intend to continue to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

Through June 30, 2025, the Company has withdrawn a total of $1,045,248 from the Trust Account for taxes of which was already utilized to pay for franchise and income taxes. Through December 31, 2024, the Company has withdrawn a total of $841,386 from the Trust Account for taxes of which was already utilized to pay for franchise and income taxes. As of June 30, 2025 and December 31, 2024, there is no outstanding balance under restricted cash. For the period ended June 30, 2025 and December 31, 2024, amounts accrued and paid for interest and penalties related to franchise tax were $0 and $7,935, respectively.

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

As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management determined that the liquidity condition and date for mandatory liquidation and dissolution raise substantial doubt about the Company’s ability to continue as a going concern through September 30, 2025, the scheduled liquidation date of the Company if it does not complete a Business Combination prior to such date. Management may raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties to meet the Company’s working capital needs and to complete a Business Combination before the mandatory liquidation date. The Company may not be able to obtain additional financing. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. The Company intends to complete a Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any Business Combination by September 30, 2025. These unaudited condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that might result from its inability to consummate a Business Combination or its inability to continue as a going concern.

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

On August 30, 2023, September 28, 2023, November 10, 2023, December 29, 2023, March 20, 2024, June 28, 2024, September 30, 2024, December 31, 2024, March 31, 2025 and June 30, 2025, the Company issued promissory notes in the principal amounts of $378,000, $22,000, $50,000, $15,000, $373,737, $177,773, $192,069, $448,287, $474,490 and $286,259, respectively (“Working Capital Notes 2, 3, 4, 5, 6, 7, 8, 9, 10 and 11,” respectively), to the Sponsor in exchange for cash.

Working Capital Note 1, together with Working Capital Notes 2, 3, 4,5,6,7, 8, 9, 10 and 11 the (hereinafter, collectively, the “Working Capital Notes”) are non-interest bearing, unsecured promissory notes that will not be repaid in the event that the Company is unable to close an initial Business Combination unless there are funds available outside the Trust Account to do so. Such Working Capital Notes would either be paid upon consummation of the initial Business Combination out of the proceeds of the Trust Account released to the Company or, at the Sponsor’s discretion, converted, in full or in part, upon consummation of the initial Business Combination into additional private units at a price of $10.00 per unit. Additional Working Capital Notes may be funded at the discretion of the Sponsor, in total amounts for the Working Capital Notes series not to exceed $2.5 million.

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

As of June 30, 2025 and December 31, 2024, respectively, there was $2,296,371 outstanding under the Convertible Promissory Notes reported in Convertible promissory notes – related party in the accompanying unaudited condensed consolidated balance sheets.

As of June 30, 2025 and December 31, 2024, respectively, there were $2,501,714 and $1,740,966 outstanding under the Working Capital Notes reported in Working capital loans – related party in the accompanying unaudited condensed consolidated balance sheets.

On May 3, 2023, the Company and Welsbach Holdings Pte Ltd (the “Backstopper”), an affiliate of the Sponsor, entered into a backstop agreement (the “Backstop Agreement”) pursuant to which the Backstopper guarantees any deficiency of restricted cash which may exist as of June 30, 2025, and agrees to advance funds as needed to remedy any such deficiency.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2025. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

On August 30, 2023, September 28, 2023, November 10, 2023, December 29, 2023, March 20, 2024, June 28, 2024, September 30, 2024, December 31, 2024, March 31, 2025 and June 30, 2025, the Company issued Working Capital Notes 2, 3, 4, 5, 6, 7, 8, 9, 10 and 11, respectively, in the principal amounts of $378,000, $22,000, $50,000, $15,000, $373,737, $177,773, $192,069, $448,287, $474,490 and $286,259, respectively, to the Sponsor in exchange for cash.

As of both June 30, 2025 and December 31, 2024, there was an aggregate of $2,296,371 outstanding under the Convertible Promissory Notes reported in Convertible promissory notes – related party in the accompanying unaudited condensed consolidated balance sheets.

As of June 30, 2025 and December 31, 2024, there were amounts of $2,501,714 and $1,740,966, respectively, outstanding under the Working Capital Notes reported in Working capital loans – related party in the accompanying unaudited condensed consolidated balance sheets.

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

Net Loss per Share of Common Stock

The Company computes loss per share in accordance with ASC 260-10-45 “Earnings per Share”, which requires presentation of both basic and diluted loss per share on the face of the statement of operations. The Company’s public shares of common stock have a redemption right, which differ from the common shares that the sponsors hold. Accordingly, the Company has effectively two classes of shares, which are referred to as public shares of common stock and Founder Shares. Income and losses are shared pro rata between the two classes of shares. Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture by the Sponsor. At June 30, 2025, the Company did not have any dilutive securities and/or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2025, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of June 30, 2025.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

(a) None.

(b) None.

(c) None of our directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the six months ended June 30, 2025 (each as defined in Item 408 of Regulation S-K under the Exchange Act).

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

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

Date: August 14, 2025	By:	/s/ Daniel Mamadou
	Name:	Daniel Mamadou
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2025	By:	/s/ John Stanfield
	Name:	John Stanfield
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)