Form 10-Q
period 2025-09-30
Welsbach Technology Metals Acquisition Corp.
filed 2025-11-18
CIK 1866226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 17, 2025, there were 2,848,313 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2025

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets
Cash	$—	$1,185
Prepaid taxes	149,702	14,077
Total current assets	149,702	15,262
Restricted cash held in trust account	6,424,722	12,257,933
TOTAL ASSETS	$6,574,424	$12,273,195

LIABILITIES, REDEEMABLE COMMON STOCK, AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$3,461,227	$2,929,443
Due to affiliates	503,663	413,663
Bank overdraft	233	—
Income taxes payable	178,374	125,950
Excise tax payable and interest and penalties	879,876	719,090
Convertible promissory notes – related party	2,296,371	2,296,371
Working capital loans – related party	2,608,430	1,740,966
Total current liabilities	9,928,174	8,225,483
Deferred underwriting fee payable	2,704,690	2,704,690
TOTAL LIABILITIES	12,632,864	10,930,173

COMMITMENTS AND CONTINGENCIES (NOTE 6)
REDEEMABLE COMMON STOCK
Common Stock subject to possible redemption, $0.0001 par value, 564,337 shares at redemption value of $11.33 per share at September 30, 2025 and 1,082,789 shares at redemption value of $11.22 per share at December 31, 2024, respectively	6,395,277	12,145,287

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2025 and December 31, 2024	—	—
Common stock; $0.0001 par value; 100,000,000 shares authorized; 2,283,976 shares issued and outstanding at September 30, 2025 and December 31, 2024 (excluding 564,337 shares at September 30, 2025 and 1,082,789 shares at December 31, 2024 subject to redemption)	228	228
Additional paid-in capital	—	—
Accumulated deficit	(12,453,945)	(10,802,493)
TOTAL STOCKHOLDERS’ DEFICIT	(12,453,717)	(10,802,265)
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK, AND STOCKHOLDERS’ DEFICIT	$6,574,424	$12,273,195

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Operating expenses
General and administrative	$472,169	$215,108	$1,610,078	$757,950
Franchise tax	(5,200)	10,400	68,027	117,212
Loss from operations	(466,969)	(225,508)	(1,678,105)	(875,162)

Other income:
Interest income from restricted cash held in trust account	40,995	180,541	236,364	699,861
Other income	40,995	180,541	236,364	699,861

Loss before provision for income taxes	(425,974)	(44,967)	(1,441,741)	(175,301)
Provision for income taxes	(9,701)	(35,730)	(35,351)	(70,828)
Net loss	$(435,675)	$(80,697)	$(1,477,092)	$(246,129)

Weighted average shares outstanding of common stock - redemption feature	414,755	1,082,789	843,104	1,798,888
Basic and diluted net loss per share of common stock - redemption feature	$(0.16)	$(0.02)	$(0.47)	$(0.06)

Weighted average shares outstanding of common stock - no redemption feature	2,283,976	2,283,976	2,283,976	2,283,976
Basic and diluted net loss per share of common stock - no redemption feature	$(0.16)	$(0.02)	$(0.47)	$(0.06)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

	Common stock		Additional paid-in	Accumulated	Total stockholders’
	Shares	Amount	capital	deficit	deficit
Balance, January 1, 2025	2,283,976	$228	$—	$(10,802,493)	$(10,802,265)
Accretion of redeemable common stock to redemption value	—	—	—	(38,999)	(38,999)
Net loss	—	—	—	(520,441)	(520,441)
Balance, March 31, 2025	2,283,976	228	—	(11,361,933)	(11,361,705)
Accretion of redeemable common stock to redemption value	—	—	—	(45,044)	(45,044)
Excise tax on redemption of Class A common stock	—	—	—	(112,430)	(112,430)
Net loss	—	—	—	(520,976)	(520,976)
Balance, June 30, 2025	2,283,976	228	—	(12,040,383)	(12,040,155)
Accretion of redeemable common stock to redemption value	—	—	—	(31,660)	(31,660)
Excise tax on redemption of Class A common stock	—	—	—	53,773	53,773
Net loss	—	—	—	(435,675)	(435,675)
Balance, September 30, 2025	2,283,976	$228	$—	$(12,453,945)	$(12,453,717)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

	Common stock		Additional paid-in	Accumulated	Total stockholders’
	Shares	Amount	capital	deficit	deficit
Balance, January 1, 2024	2,283,976	$228	$—	$(9,266,105)	$(9,265,877)
Accretion of redeemable common stock to redemption value	—	—	—	(189,223)	(189,223)
Net loss	—	—	—	(70,160)	(70,160)
Balance, March 31, 2024	2,283,976	228	—	(9,525,488)	(9,525,260)
Accretion of redeemable common stock to redemption value	—	—	—	(175,577)	(175,577)
Excise tax on redemption of Class A common stock	—	—	—	(122,198)	(122,198)
Net loss	—	—	—	(95,272)	(95,272)
Balance, June 30, 2024	2,283,976	228	—	(9,918,535)	(9,918,307)
Accretion of redeemable common stock to redemption value	—	—	—	(134,411)	(134,411)
Net loss	—	—	—	(80,697)	(80,697)
Balance, September 30, 2024	2,283,976	$228	$—	$(10,133,643)	$(10,133,415)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,477,092)	$(246,129)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income on restricted cash held in trust account	(236,364)	(699,861)
Interest and penalties on excise tax payable	102,129	—
Changes in operating assets and liabilities:
Prepaid expenses	—	(19,417)
Prepaid taxes	(135,625)	—
Due to affiliates	90,000	90,000
Accounts payable and accrued expenses	531,784	(73,624)
Bank overdraft	233	—
Franchise tax payable	—	(51,573)
Income taxes payable	52,424	70,828
NET CASH USED IN OPERATING ACTIVITIES	(1,072,511)	(929,776)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash withdrawn from Trust Account in connection with redemption	5,865,713	12,219,791
Cash withdrawn from Trust Account to pay franchise and income taxes	203,862	19,173
NET CASH PROVIDED BY INVESTING ACTIVITIES	6,069,575	12,238,964

CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of common stock - due to stockholders	(5,865,713)	(12,219,791)
Proceeds from working capital loans - related party	867,464	743,579
NET CASH USED IN FINANCING ACTIVITIES	(4,998,249)	(11,476,212)

NET CHANGE IN CASH AND RESTRICTED CASH	(1,185)	(167,024)
CASH AND RESTRICTED CASH, BEGINNING OF PERIOD	1,185	168,209
CASH AND RESTRICTED CASH, END OF PERIOD	$—	$1,185

CASH AND RESTRICTED CASH, END OF PERIOD
Cash	$—	$1,185
Restricted cash	—	—
CASH AND RESTRICTED CASH, END OF PERIOD	$—	$1,185

Supplemental Cash Flow Information:
Cash paid during the year for:
Income taxes	$—	$12,610
Franchise taxes	$203,862	$168,785

Supplemental disclosure on non-cash activities:
Accretion for redeemable common stock to redemption value	$115,703	$499,211
Excise tax on redemption of Class A common stock	$58,657	$122,198

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

SEPTEMBER 30, 2025

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

The Company has one subsidiary, WTMA Merger Subsidiary Corp. (the “Merger Sub”), a direct wholly owned subsidiary of the Company incorporated in the state of Delaware on October 19, 2022. As of September 30, 2025, the subsidiary had no activity.

As of September 30, 2025, the Company had not commenced any operations. All activity through September 30, 2025 relates to the Company’s formation and Initial Public Offering (“IPO”), which is described below and, since the IPO, the search for a prospective Business Combination. The Company has not and will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income earned on cash and investments from the proceeds derived from the IPO. The registration statement for the Company’s IPO was declared effective on December 27, 2021. On December 30, 2021, the Company consummated the IPO of 7,500,000 units (“Units”), each Unit containing one share of common stock (the “Public Shares”) and one right to receive 1/10 of one share of common stock upon the consummation of the Business Combination (the “Public Rights”), at $10.00 per Unit, generating gross proceeds of $75,000,000, which is discussed in Note 3. The Company has selected December 31 as its fiscal year end.

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

SEPTEMBER 30, 2025

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

SEPTEMBER 30, 2025

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

SEPTEMBER 30, 2025

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

SEPTEMBER 30, 2025

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

SEPTEMBER 30, 2025

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

SEPTEMBER 30, 2025

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

The Non-Redemption Agreements shall terminate on the earlier of (i) the failure of the Company’s stockholders to approve the Extension at the Extension Special Meeting, (ii) the Company’s determination not to proceed with the Extension, (iii) the fulfillment of all obligations of parties to the Non-Redemption Agreements, (iv) the liquidation or dissolution of the Company, (v) the mutual written agreement of the parties or (vi) if the applicable Investor exercises its redemption rights with respect to any Non-Redeemed Shares in connection with the Extension Special Meeting and such Non-Redeemed Shares are actually redeemed.

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

In connection with the Business Combination Special Meeting and the Extension Special Meeting, the holders of 1,024,736 shares of the Company’s common stock and 518,102 shares of the Company’s common stock, respectively, properly exercised, and as of June 30, 2025 10-Q filing, an aggregate of 39,000 shares in connection with Business Combination was reversed, their right to redeem their shares for cash at a redemption price of approximately $11.31 per share. Accordingly, in connection with the Extension Special Meeting, the aggregate redemption amount was $5.86 million, leaving approximately $6.38 million in the trust account after giving effect to the redemptions in connection with the Extension Special Meeting, based on the approximately $12.24 million held in the trust account as of June 26, 2025 (less funds that may be withdrawn to pay taxes). Furthermore, in connection with the Business Combination Special Meeting, the aggregate redemption amount was $11.56 million, representing an additional $5.73 million aggregate redemption amount after taking into effect the redemption in connection with the Extension Special Meeting, leaving approximately $0.66 million in the trust account after giving effect to the redemptions in connection with both the Extension Special Meeting and the Business Combination Special Meeting. As previously disclosed, the Company extended the deadline for its stockholders to withdraw and reverse any previously delivered demand for redemption made in connection with the Business Combination Special Meeting until the Company determines not to accept reversals of redemption instructions. As of June 30, 2025 10-Q filing, an aggregate of 993,736 shares in connection with Business Combination and Extension (475,634 shares and 518,102 shares, respectively) was redeemed effectively at a redemption price of approximately $11.31 per share, for an aggregate redemption amount of approximately $11.24 million ($5.38 million and $5.86 million, respectively). The amount due to the redeeming stockholders in connection with Extension was subsequently disbursed on July 7, 2025. On July 29, 2025, the 475,634 shares redemption in connection with Business Combination was cancelled and new redemptions were made (see below).

On September 2, 2025, the Company held a Business Combination Special Meeting and stockholders approved the resubmitted proposals previously approved on June 26, 2025 Special Meeting of Stockholders to confirm their approval in light of the changes to the business combination that occurred following the June Special Meeting.

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

SEPTEMBER 30, 2025

In connection with the Business Combination Special Meeting, the holders of 484,751 shares of the Company’s common stock properly exercised, and as of September 30, 2025 10-Q filing, an aggregate of 46,147 shares in connection with Business Combination was reversed, their right to redeem their shares for cash at a redemption price of approximately $11.31 per share. Accordingly, in connection with the Business Combination Special Meeting, the aggregate redemption amount was $5.48 million, which would leave approximately $0.90 million in the trust account after giving effect to the redemptions in connection with the Business Combination Special Meeting. The Company extended the deadline for its stockholders to withdraw and reverse any previously delivered demand for redemption made in connection with the Business Combination Special Meeting until the Company determines not to accept reversals of redemption instructions. As of September 30, 2025 10-Q filing, an aggregate of 438,604 shares in connection with Business Combination was redeemed effectively at a redemption price of approximately $11.31 per share, for an aggregate redemption amount of approximately $4.96 million.

On September 29, 2025, the Company held as Special Meeting of its stockholders and the stockholders approved the proposal to approve and adopt an amendment of the Company’s amended and restated certificate of incorporation, as previously amended, to allow the Company to extend (the “Extension”) the date by which the Company has to consummate a business combination for up to an additional three months, from September 30, 2025 to up to December 30, 2025 for no contribution to the trust account established in connection with the IPO.

In connection with the Special Meeting, the holders of 350 shares of the Company’s common stock properly exercised, and as of the date hereof have not reversed, their right to redeem their shares for cash at a redemption price of approximately $11.38 per share, for an aggregate redemption amount of approximately $4.0 thousand, leaving approximately $6.4 million in the trust account, based on the approximately $6.4 million held in the trust account as of September 29, 2025 (less funds that may be withdrawn to pay taxes). The Company has determined that it will not utilize any funds from its trust account to pay any potential excise taxes that may become due upon a redemption of the Company’s public shares in connection with a liquidation of the Company if it does not effect a business combination prior to its termination date. The Company has also determined that it will not utilize any funds from its trust account to pay any dissolution expenses in connection with the liquidation of the trust account and of the Company if it does not effect a business combination prior to its termination date.

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

SEPTEMBER 30, 2025

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

During the second quarter of 2024, the Internal Revenue Service issued final regulations with respect to the timing and payment of the excise tax. These regulations provided that the filing and payment deadline for any liability incurred during the period from January 1, 2023 to December 31, 2023 would be October 31, 2024. Any amount of such excise tax not paid in full, will be subject to additional interest and penalties which are currently estimated at 10% interest per annum and a 5% underpayment penalty per month or portion of a month up to 25% of the total liability for any amount that is unpaid from November 1, 2024 until paid in full. On October 15, 2024, the Company filed an excise tax return for the year ended December 31, 2023. As of the date of filing of these financial statements, the Company has not yet paid the amount due. For the three and nine months ended September 30, 2025, the Company recognized $42,947 and $102,129 in interest and penalties, respectively. The Company recognized a total of $115,638 in interest and penalties through September 30, 2025.

For the year ended December 31, 2024, the Company’s stockholders redeemed 1,090,062 shares of common stock for a total of $12,219,791. The Company evaluated the classification and accounting of the stock redemption under ASC 450, “Contingencies”. ASC 450 states that when a loss contingency exists the likelihood that the future event(s) will confirm the loss or impairment of an asset or the incurrence of a liability can range from probable to remote. A contingent liability must be reviewed at each reporting period to determine appropriate treatment. The excise tax is determined at year end based on events that occurred during the year. The excise tax is representative of a contingent liability that is probable of occurring due to the extension to September 30, 2025, past the end of the Company’s current year reporting period. The Company would be required to record a liability in the amount of the excise tax liability which would be calculated as 1% of the shares redeemed during the reporting period. This position would be reviewed at the end of each reporting period for any change in fact. If the SPAC were to completely liquidate and dissolve (within the meaning of § 1.331-1(d)(1)(ii)) during a taxable year (that is, has a final distribution in complete liquidation to which § 331 applies during that taxable year), no distribution by that covered corporation or covered surrogate foreign corporation during that taxable year is a repurchase.

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

SEPTEMBER 30, 2025

As such, the Company recorded a 1% excise tax liability in the amount of $879,876 (inclusive of $102,129 penalties and interest for the nine months ended September 30, 2025) and $719,090 (inclusive of $13,509 penalties and interest for the year ended December 31, 2024) on the Company’s unaudited condensed consolidated balance sheets as of September 30, 2025 and audited consolidated balance sheets as of December 31, 2024, respectively. The liability does not impact the Company’s unaudited condensed consolidated statements of operations and is offset against additional paid-in capital or accumulated deficit if additional paid-in capital is not available.

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted into law in the United States. The significant provisions of OBBBA include the permanent extension and modification of certain provisions of the Tax Cuts and Jobs Act, including international tax provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented in later years. The Company is evaluating the provisions of OBBBA but it is not expected to have a material impact on the Company’s financial statements.

Going Concern, Liquidity and Capital Resources

As of September 30, 2025, the Company had negative operating cash of $233, reported as bank overdraft and a working capital deficit of $9,778,472. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company has no revenue, and its business plan is dependent on the completion of a Business Combination within the Combination Period. If the Company is unable to complete a Business Combination within the Combination Period, it must liquidate. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within a reasonable period of time, which is considered to be one year from the issuance date of the unaudited condensed consolidated financial statements.

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

As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management determined that the liquidity condition and date for mandatory liquidation and dissolution raise substantial doubt about the Company’s ability to continue as a going concern through December 30, 2025, the scheduled liquidation date of the Company if it does not complete a Business Combination prior to such date. Management may raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties to meet the Company’s working capital needs and to complete a Business Combination before the mandatory liquidation date. The Company may not be able to obtain additional financing. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. The Company intends to complete a Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any Business Combination by December 30, 2025. These unaudited condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that might result from its inability to consummate a Business Combination or its inability to continue as a going concern.

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

SEPTEMBER 30, 2025

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in unaudited condensed consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, as filed with the SEC on March 25, 2025. The interim results for the three and nine months ended September 30, 2025 presented are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future interim periods.

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

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

SEPTEMBER 30, 2025

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2025 and December 31, 2024.

Bank Overdraft

As of September 30, 2025, the Company had drawn more funds than its available cash balance to pay operating expenses. As a result, the Company had a negative cash balance of $233 in its operating bank accounts, which is reported as a bank overdraft. This overdraft is classified under current liabilities in the accompanying unaudited condensed consolidated balance sheets.

Restricted Cash Held in Trust Account

On September 30, 2025 and December 31, 2024, substantially all of the assets held in Trust Account were held in cash. The Company’s cash held in the Trust Account are classified as a restricted cash asset. Any investments held in the Trust Account classified as trading securities such as money market funds and treasury bills are presented on the unaudited condensed consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest income from investments held in Trust Account in the accompanying unaudited condensed consolidated statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. As of September 30, 2025 and December 31, 2024, there were no investments held in Trust Account.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit. As of September 30, 2025, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying unaudited condensed consolidated balance sheets, primarily due to their short-term nature.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed consolidated financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2025 and December 31, 2024, the Company’s deferred tax asset had a full valuation allowance recorded against it.

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

SEPTEMBER 30, 2025

The Company’s effective tax rate was (2.28)% and (79.46)% for the three months ended September 30, 2025 and 2024, respectively, and (2.45)% and (40.40)% for the nine months ended September 30, 2025 and 2024, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2025 and 2024 primarily due to the valuation allowance on the deferred tax assets and merger and acquisition costs treated as permanent differences.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits as of September 30, 2025 and December 31, 2024. Amounts accrued for interest and penalties were $17,073 and $0, respectively, as of September 30, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

SEPTEMBER 30, 2025

On June 26, 2025, in connection with the Business Combination Special Meeting and the Extension Special Meeting, the holders of 1,024,736 shares of the Company’s common stock and 518,102 shares of the Company’s common stock, respectively, properly exercised, and as of June 30, 2025 10-Q filing, an aggregate of 39,000 shares in connection with Business Combination was reversed, their right to redeem their shares for cash at a redemption price of approximately $11.31 per share. Accordingly, in connection with the Extension Special Meeting, the aggregate redemption amount was $5.86 million, leaving approximately $6.38 million in the trust account after giving effect to the redemptions in connection with the Extension Special Meeting, based on the approximately $12.24 million held in the trust account as of June 26, 2025 (less funds that may be withdrawn to pay taxes). Furthermore, in connection with the Business Combination Special Meeting, the aggregate redemption amount was $11.56 million, representing an additional $5.73 million aggregate redemption amount after taking into effect the redemption in connection with the Extension Special Meeting, leaving approximately $0.66 million in the trust account after giving effect to the redemptions in connection with both the Extension Special Meeting and the Business Combination Special Meeting. As previously disclosed, the Company extended the deadline for its stockholders to withdraw and reverse any previously delivered demand for redemption made in connection with the Business Combination Special Meeting until the Company determines not to accept reversals of redemption instructions. As of June 30, 2025 10-Q filing, an aggregate of 993,736 shares in connection with Business Combination and Extension (475,634 shares and 518,102 shares, respectively) was redeemed effectively at a redemption price of approximately $11.31 per share, for an aggregate redemption amount of approximately $11.24 million ($5.38 million and $5.86 million, respectively). The amount due to the redeeming stockholders in connection with Extension was subsequently disbursed on July 7, 2025.  On July 29, 2025, the 475,634 shares redemption in connection with Business Combination was cancelled and new redemptions were made (see below).

On September 2, 2025, in connection with the Business Combination Special Meeting, the holders of 484,751 shares of the Company’s common stock properly exercised, and as of September 30, 2025 10-Q filing, an aggregate of 46,000 shares in connection with Business Combination was reversed, their right to redeem their shares for cash at a redemption price of approximately $11.31 per share. Accordingly, in connection with the Business Combination Special Meeting, the aggregate redemption amount was $5.48 million, which would leave approximately $0.90 million in the trust account after giving effect to the redemptions in connection with the Business Combination Special Meeting. The Company extended the deadline for its stockholders to withdraw and reverse any previously delivered demand for redemption made in connection with the Business Combination Special Meeting until the Company determines not to accept reversals of redemption instructions. As of September 30, 2025 10-Q filing, an aggregate of 438,604 shares in connection with Business Combination was redeemed effectively at a redemption price of approximately $11.31 per share, for an aggregate redemption amount of approximately $4.96 million.

On September 29, 2025, in connection with the votes to approve Extension, the holders of 350 shares of the Company’s common stock properly exercised, and as of the date hereof have not reversed, their right to redeem their shares for cash at a redemption price of approximately $11.38 per share, for an aggregate redemption amount of approximately $4.0 thousand, leaving approximately $6.4 million in the trust account, based on the approximately $6.4 million held in the trust account as of September 29, 2025 (less funds that may be withdrawn to pay taxes).

Accordingly, 564,337 and 1,082,789 shares of common stock subject to possible redemption on September 30, 2025 and December 31, 2024, respectively, are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s unaudited condensed consolidated balance sheets.

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

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

SEPTEMBER 30, 2025

The shares of common stock reflected on the unaudited condensed consolidated balance sheets are reconciled on the following table:

Redeemable ordinary shares subject to possible redemption at December 31, 2023	$23,850,678
Less:
Redemption of common stock	(12,219,791)
Plus:
Accretion of carrying value to redemption value	514,400
Redeemable ordinary shares subject to possible redemption at December 31, 2024	$12,145,287
Less:
Redemption of common stock	(5,865,713)
Plus:
Accretion of carrying value to redemption value	115,703
Redeemable ordinary shares subject to possible redemption at September 30, 2025	$6,395,277

Net Loss per Share of Common Stock

The Company computes loss per share in accordance with ASC 260-10-45 “Earnings per Share,” which requires presentation of both basic and diluted loss per share on the face of the statement of operations. The Company’s public shares of common stock have a redemption right, which differ from the common stock that are held by the sponsors. Accordingly, the Company has effectively two classes of shares, which are referred to as shares of public common stock and Founder Shares. Income and losses are shared pro rata between the two classes of shares. Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of outstanding shares of common stock during the period. Accretion associated with the common stock subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value.

Diluted loss per share gives effect to all dilutive potential shares of common stock outstanding during the period. Dilutive loss per share excludes all potential shares of common stock if their effect is anti-dilutive. The Company has excluded the Rights from the calculation of diluted loss per share because the Rights are contingent upon the occurrence of future events and any impact would be anti-dilutive. As a result, diluted net loss per share is the same as basic net loss per share for the three and nine months ended September 30, 2025 and 2024. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share of common stock.

The following table reflects the calculation of basic and diluted net loss per share of common stock (in dollars, except per share amounts):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2025		2024		2025		2024
	Redeemable	Non- redeemable	Redeemable	Non- redeemable	Redeemable	Non- redeemable	Redeemable	Non- redeemable
Basic and diluted net loss per share of common stock
Numerator:
Allocation of loss	$(66,957)	$(368,718)	$(25,953)	$(54,744)	$(398,244)	$(1,078,848)	$(108,443)	$(137,686)
Denominator:
Basic and diluted weighted average shares outstanding	414,755	2,283,976	1,082,789	2,283,976	843,104	2,283,976	1,798,888	2,283,976

Basic and diluted net loss per share of common stock	$(0.16)	$(0.16)	$(0.02)	$(0.02)	$(0.47)	$(0.47)	$(0.06)	$(0.06)

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

SEPTEMBER 30, 2025

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

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed consolidated financial statements for the period ended September 30, 2025.

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

SEPTEMBER 30, 2025

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

For the three and nine months ended September 30, 2025, the Company expensed a total of $30,000 and $90,000 for support services from the Sponsor of which amount was reported as due to affiliates, respectively. For the three and nine months ended September 30, 2024, the Company expensed a total of $30,000 and $90,000 for support services from the Sponsor of which amount was reported as due to affiliates, respectively.

As of September 30, 2025 and December 31, 2024, respectively, there were outstanding amounts due to affiliates of $503,663 and $413,663, which will be repaid from Company’s operating account as soon as practicable.

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. These units would be identical to the Private Placement Units. On December 30, 2024, the Company increased the Working Capital Loans up to $2.5 million in connection with completing a Business Combination. On September 30, 2025, the Company increased the Working Capital Loans up to $4 million in connection with completing a Business Combination.

On July 30, 2023, the Company issued a promissory note (the “Working Capital Note 1”) in the principal amount of $84,000 to the Sponsor in exchange for cash. The Company drew an additional $100 from this promissory note which resulted in a total outstanding amount of $84,100.

On August 30, 2023, September 28, 2023, November 10, 2023, December 29, 2023, March 20, 2024, June 28, 2024, September 30, 2024, December 31, 2024, March 31, 2025, June 30, 2025 and September 30, 2025, the Company issued promissory notes in the principal amounts of $378,000, $22,000, $50,000, $15,000, $373,737, $177,773, $192,069, $448,287, $474,490, $286,259 and $106,716, respectively (“Working Capital Notes 2, 3, 4, 5, 6, 7, 8, 9, 10, 11 and 12,” respectively), to the Sponsor in exchange for cash.

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

SEPTEMBER 30, 2025

Working Capital Note 1, together with Working Capital Notes 2, 3, 4, 5, 6, 7, 8, 9, 10, 11 and 12 (hereinafter, collectively, the “Working Capital Notes”) are non-interest bearing, unsecured promissory notes that will not be repaid in the event that the Company is unable to close a Business Combination unless there are funds available outside the Trust Account to do so. Such Working Capital Notes would either be paid upon consummation of the initial Business Combination out of the proceeds of the Trust Account released to the Company or, at the Sponsor’s discretion, converted, in full or in part, upon consummation of the initial Business Combination into additional private units at a price of $10.00 per unit. Additional Working Capital Notes may be funded at the discretion of the Sponsor, in total amounts for the Working Capital Notes series not to exceed $2.5 million.

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

As of September 30, 2025 and December 31, 2024. the balances outstanding under the Working Capital Notes were $2,608,430 and $1,740,966, respectively, reported in Working capital loans – related party in the accompanying unaudited condensed consolidated balance sheets.

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

At both September 30, 2025 and December 31, 2024, there was an aggregate of $2,296,371, outstanding under the Convertible Promissory Notes reported in Convertible promissory notes – related party in the accompanying unaudited condensed consolidated balance sheets.

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

SEPTEMBER 30, 2025

Support Services

Commencing on December 27, 2021, the Company entered into an agreement to pay the Sponsor $10,000 per month for the use of office space and administrative support services. For the three and nine months ended September 30, 2025, $30,000 and $90,000 has been expensed related to the agreement of which $60,000 included in due to affiliates in the accompanying unaudited condensed consolidated balance sheets, respectively. For the three and nine months ended September 30, 2024, $30,000 and $90,000 has been expensed related to the agreement of which $60,000 included in due to affiliates in the accompanying unaudited condensed consolidated balance sheet. As of September 30, 2025 and December 31, 2024, $90,000 and $120,000 are included in due to affiliates in the unaudited condensed and audited consolidated balance sheets, respectively.

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

SEPTEMBER 30, 2025

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

SEPTEMBER 30, 2025

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

SEPTEMBER 30, 2025

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

Backstop Agreement

On May 3, 2023, the Company and Welsbach Holdings Pte Ltd (the “Backstopper”), an affiliate of the Sponsor, entered into a backstop agreement (the “Backstop Agreement”) pursuant to which the Backstopper guaranteed any deficiency of restricted cash which may have existed as of September 30, 2025 and December 31, 2024, and agreed to advance funds as needed to remedy any such deficiency.

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

SEPTEMBER 30, 2025

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

The Non-Redemption Agreements shall terminate on the earlier of (i) the failure of the Company’s stockholders to approve the Extension at the Extension Special Meeting, (ii) the Company’s determination not to proceed with the Extension, (iii) the fulfillment of all obligations of parties to the Non-Redemption Agreements, (iv) the liquidation or dissolution of the Company, (v) the mutual written agreement of the parties or (vi) if the applicable Investor exercises its redemption rights with respect to any Non-Redeemed Shares in connection with the Extension Special Meeting and such Non-Redeemed Shares are actually redeemed.

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

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

SEPTEMBER 30, 2025

On June 20, 2025, the Company engaged J.V.B. Financial Group, LLC, acting through CCM to act as the Company’s capital markets advisor and placement agent in connection with seeking an extension for completing an initial business combination which shall result in the surviving publicly listed Post-Closing Company. The Company shall make a payment to CCM if the following conditions are met (i) the extension is approved, (ii) the extension is for at least three months, (iii) a minimum of $4,500,000 remains in the Trust Account immediately following the extension and (iv) no more than 25,000 shares of the Company were transferred to non-affiliate holders of the Company’s founder shares or Target’s equity in connection with the extension, CCM shall receive 15,000 of the Post-Closing Company, which Fee Shares shall be issued at the closing of the Business Combination, in book entry form in the name of, and delivered to, CCM (or its designee). The Fee Shares shall be duly authorized, validly issued, fully paid and non-assessable as of the delivery of the Fee Shares.

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

Common stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. As of September 30, 2025 and December 31, 2024, there were 2,283,976 shares of common stock outstanding excluding 564,337 and 1,082,789 shares of common stock subject to possible redemption, respectively.

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

SEPTEMBER 30, 2025

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

At September 30, 2025 and December 31, 2024, the assets held in the Trust Account were held in cash. From inception through September 30, 2025, the Company withdrew $76,437,491 in connection with redemptions of common stock, which includes $2,737,938 of the interest earned on the Trust Account distributed to the stockholders, $1,045,248 of the interest earned on the Trust Account to pay franchise and income taxes of which no amount is reported as restricted cash on the accompanying unaudited condensed consolidated balance sheets.

At September 30, 2025 and December 31, 2024 there were no assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

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

SEPTEMBER 30, 2025

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
General and administrative	$472,169	$215,108	$1,610,078	$757,950
Interest income from restricted cash held in trust account	$40,995	$180,541	$236,364	$699,861

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

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after September 30, 2025, the balance sheet date, up to the date that the unaudited condensed consolidated financial statements were issued. Based upon this review, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

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

On June 30, 2025, the Company issued a promissory note (the “Working Capital Note 11”) in the principal amount of $286,259 to the Sponsor in exchange for cash.

On September 30, 2025, the Company issued a promissory note (the “Working Capital Note 12”) in the principal amount of $106,716 to the Sponsor in exchange for cash.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the period ended September 30, 2025 were in connection with the search for a prospective initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We generate non-operating income in the form of interest income from the proceeds of the IPO placed in the Trust Account. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended September 30, 2025, we had a net loss of $435,675, which primarily consists of operating expenses of $472,169 and a provision for income taxes of $9,701, partially offset by interest earned on cash held in the Trust Account in total of $40,995 and franchise taxes of $5,200.

For the nine months ended September 30, 2025, we had a net loss of $1,477,092, which primarily consists of operating expenses of $1,610,078, franchise taxes of $68,027 and a provision for income taxes of $35,351, partially offset by interest earned on cash held in the Trust Account in total of $236,364.

For the three months ended September 30, 2024, we had a net loss of $80,697, which primarily consists of operating expenses of $215,108, franchise taxes of $10,400 and a provision for income taxes of $35,730, offset by interest earned on cash held in the Trust Account in total of $180,541.

For the nine months ended September 30, 2024, we had a net loss of $165,432, we had a net loss of $246,129, which primarily consists of operating expenses of $757,950, franchise taxes of $117,212 and a provision for income taxes of $70,828, offset by interest earned on cash held in the Trust Account in total of $699,861.

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

For the nine months ended September 30, 2025, cash used in operating activities was $1,072,511. Net cash provided by investing activities was $6,069,575 mainly reflecting cash withdrawn from trust account in connection with redemption and to pay franchise and income taxes. Net cash used in financing activities was $4,998,249 reflecting redemption and partially offset by the proceeds from working capital loans entered into with the related party.

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

At September 30, 2025, we had cash held in the Trust Account of $6,424,722. We intend to use substantially all of the funds held in the trust Account, including any amounts representing interest earned on the trust account (less income taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies. For the nine months ended September 30, 2025, the Company had $6,069,575 withdrawal from the Trust Account in connection with redemption and to pay franchise taxes.

At September 30, 2025, we had negative operating cash of $233, reported as bank overdraft, outside of the Trust Account. We have used and intend to continue to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

Through September 30, 2025, the Company has withdrawn a total of $1,045,248 from the Trust Account for taxes of which was already utilized to pay for franchise and income taxes. Through December 31, 2024, the Company has withdrawn a total of $841,386 from the Trust Account for taxes of which was already utilized to pay for franchise and income taxes. As of September 30, 2025 and December 31, 2024, there is no outstanding balance under restricted cash. For the period ended September 30, 2025 and December 31, 2024, amounts accrued and paid for interest and penalties related to franchise tax were $0 and $7,935, respectively.

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

As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management determined that the liquidity condition and date for mandatory liquidation and dissolution raise substantial doubt about the Company’s ability to continue as a going concern through December 30, 2025, the scheduled liquidation date of the Company if it does not complete a Business Combination prior to such date. Management may raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties to meet the Company’s working capital needs and to complete a Business Combination before the mandatory liquidation date. The Company may not be able to obtain additional financing. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. The Company intends to complete a Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any Business Combination by December 30, 2025. These unaudited condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that might result from its inability to consummate a Business Combination or its inability to continue as a going concern.

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

On March 30, 2023, April 30, 2023, Msay 30, 2023, June 30, 2023, July 30, 2023 and August 30, 2023, the Company issued six promissory notes to the Sponsor in connection with the March Extensions (the “Third”, “Fourth”, “Fifth”, “Sixth”, “Seventh”, and “Eighth” Promissory Notes) in the principal amount of $125,000 for each note. The First Promissory Note together with Second through Eighth Promissory Notes (collectively, the “Convertible Promissory Notes”) bear no interest and shall be payable upon the earlier to occur of (i) upon consummation of the Company’s initial Business Combination out of the proceeds of the Trust Account released to the Company’s or (ii) at the Sponsor’s discretion, converted, in full or in part, upon consummation of the Company’s Business Combination into additional private units at a price of $10.00 per unit (the “Conversion”).

On July 30, 2023, the Company issued a promissory note (the “Working Capital Note 1”) in the principal amount of $84,000 to the Sponsor in exchange for cash. The Company drew an additional $100 from this promissory note which resulted in a total outstanding amount of $84,100.

On August 30, 2023, September 28, 2023, November 10, 2023, December 29, 2023, March 20, 2024, June 28, 2024, September 30, 2024, December 31, 2024, March 31, 2025, June 30, 2025 and September 30, 2025, the Company issued promissory notes in the principal amounts of $378,000, $22,000, $50,000, $15,000, $373,737, $177,773, $192,069, $4048,287, $474,490, $286,259 and $106,716, respectively (“Working Capital Notes 2, 3, 4, 5, 6, 7, 8, 9, 10, 11 and 12,” respectively), to the Sponsor in exchange for cash.

Working Capital Note 1, together with Working Capital Notes 2, 3, 4,5,6,7, 8, 9, 10, 11 and 12 the (hereinafter, collectively, the “Working Capital Notes”) are non-interest bearing, unsecured promissory notes that will not be repaid in the event that the Company is unable to close an initial Business Combination unless there are funds available outside the Trust Account to do so. Such Working Capital Notes would either be paid upon consummation of the initial Business Combination out of the proceeds of the Trust Account released to the Company or, at the Sponsor’s discretion, converted, in full or in part, upon consummation of the initial Business Combination into additional private units at a price of $10.00 per unit. Additional Working Capital Notes may be funded at the discretion of the Sponsor, in total amounts for the Working Capital Notes series not to exceed $4 million.

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

As of September 30, 2025 and December 31, 2024, respectively, there was $2,296,371 outstanding under the Convertible Promissory Notes reported in Convertible promissory notes – related party in the accompanying unaudited condensed consolidated balance sheets.

As of September 30, 2025 and December 31, 2024, respectively, there were $2,608,430 and $1,740,966 outstanding under the Working Capital Notes reported in Working capital loans – related party in the accompanying unaudited condensed consolidated balance sheets.

On May 3, 2023, the Company and Welsbach Holdings Pte Ltd (the “Backstopper”), an affiliate of the Sponsor, entered into a backstop agreement (the “Backstop Agreement”) pursuant to which the Backstopper guarantees any deficiency of restricted cash which may exist as of September 30, 2025, and agrees to advance funds as needed to remedy any such deficiency.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2025. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

On August 30, 2023, September 28, 2023, November 10, 2023, December 29, 2023, March 20, 2024, June 28, 2024, September 30, 2024, December 31, 2024, March 31, 2025, June 30, 2025 and September 30, 2025, the Company issued Working Capital Notes 2, 3, 4, 5, 6, 7, 8, 9, 10, 11 and 12, respectively, in the principal amounts of $378,000, $22,000, $50,000, $15,000, $373,737, $177,773, $192,069, $448,287, $474,490, $286,259 and $106,716, respectively, to the Sponsor in exchange for cash.

As of both September 30, 2025 and December 31, 2024, there was an aggregate of $2,296,371 outstanding under the Convertible Promissory Notes reported in Convertible promissory notes – related party in the accompanying unaudited condensed consolidated balance sheets.

As of September 30, 2025 and December 31, 2024, there were amounts of $2,608,430 and $1,740,966, respectively, outstanding under the Working Capital Notes reported in Working capital loans – related party in the accompanying unaudited condensed consolidated balance sheets.

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

Net Loss per Share of Common Stock

The Company computes loss per share in accordance with ASC 260-10-45 “Earnings per Share”, which requires presentation of both basic and diluted loss per share on the face of the statement of operations. The Company’s public shares of common stock have a redemption right, which differ from the common shares that the sponsors hold. Accordingly, the Company has effectively two classes of shares, which are referred to as public shares of common stock and Founder Shares. Income and losses are shared pro rata between the two classes of shares. Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture by the Sponsor. At September 30, 2025, the Company did not have any dilutive securities and/or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2025, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of September 30, 2025.

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

The Company has limited resources and personnel, which has resulted in certain matters involving internal control over financial reporting that we consider to be a material weakness under standards of the Public Company Accounting Oversight Board (“PCAOB”), specifically related to the classification of redeemable shares. A control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

As a smaller reporting company, we are not required to include risk factors in this Quarterly Report on Form 10-Q.  However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	We are a blank check company with no revenue or basis to evaluate our ability to select a suitable business target;

●	We may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;

●	Our expectations around the performance of a prospective target business or businesses may not be realized;

●	We may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

●	Our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;

●	We may not be able to obtain additional financing to complete our initial business combination or reduce the number of shareholders requesting redemption;

●	We may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;

●	You may not be given the opportunity to choose the initial business target or to vote on the initial business combination;

●	Trust account funds may not be protected against third party claims or bankruptcy;

●	An active market for our public securities’ may not develop and you will have limited liquidity and trading;

●	The availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination;

●	Our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management;

●	There may be more competition to find an attractive target for an initial business combination, which could increase the costs associated with completing our initial business combination and may result in our inability to find a suitable target;

●	Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination;

●	We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability;

●	We may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after the initial public offering, which may include acting as a financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred underwriting commissions that will be released from the trust account only upon a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after the initial public offering, including, for example, in connection with the sourcing and consummation of an initial business combination;

●	We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all;

●	Since our initial stockholders will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may acquire during or after our initial public offering), and because our sponsor, officers and directors may profit substantially even under circumstances in which our public stockholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination;

●	Changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations;

●	If the funds held outside of our trust account are insufficient to allow us to operate until at least December 30, 2025 (or such date as extended by our charter), our ability to fund our search for a target business or businesses or complete an initial business combination may be adversely affected;

●	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern, since we will cease all operations except for the purpose of liquidating if we are unable to complete an initial business combination by September 30, 2025 (or such date as extended by our charter);

●	The value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our common stock at such time is substantially less than $10.00 per share;

●	Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our rights will expire worthless; and

●	Our ability to identify a target and to consummate an initial business combination may be adversely affected by economic uncertainty and volatility in the financial markets.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

(a) None.

(b) None.

(c) None of our directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the nine months ended September 30, 2025 (each as defined in Item 408 of Regulation S-K under the Exchange Act).

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

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

Date: November 17, 2025	By:	/s/ Daniel Mamadou
	Name:	Daniel Mamadou
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 17, 2025	By:	/s/ John Stanfield
	Name:	John Stanfield
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)