Form 10-K
period 2025-12-31
Evolution Metals & Technologies Corp.
filed 2026-02-20
CIK 1866226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   to

Commission file number: 001-41183

Evolution Metals & Technologies Corp.

(Exact name of registrant as specified in its charter)

(formerly Welsbach Technology Metals Acquisition Corp.)

Delaware	87-1006702
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4040 NE 2nd Ave, Ste 348 Miami, Florida	33137
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (561) 225 3205

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.0001 par value per share	EMAT	The Nasdaq Stock Market LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of September 30, 2025, the last business day of the registrant’s most recently completed third fiscal quarter, the aggregate market value of the registrant’s public shares, other than shares held by persons who may be deemed affiliates of the registrant was approximately $7,054,212.

As of February 20, 2026, there were 593,349,852 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None

i

EXPLANATORY NOTE

Evolution Metals & Technologies Corp. (the “Company”) (formerly known as Welsbach Technology Metals Acquisition Corp. (“WTMA”)) was a blank check company incorporated in the State of Delaware for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. WTMA consummated its initial public offering in 2021, and its securities were listed on The Nasdaq Stock Market LLC (“Nasdaq”).

On November 6, 2024, WTMA entered into an Amended and Restated Agreement and Plan of Merger (as amended from time to time, the “Merger Agreement”) by and among WTMA, WTMA Merger Subsidiary LLC, a Delaware limited liability company and a wholly owned subsidiary of WTMA (“Merger Sub”), and Evolution Metals LLC, a Delaware limited liability company (“EM”), pursuant to which Merger Sub would merge with and into EM, with EM surviving the merger as a wholly owned subsidiary of WTMA (the “Merger”), subject to the terms and conditions set forth therein. The Merger Agreement was approved by the stockholders of WTMA at a special meeting held on September 2, 2025.

On January 5, 2026 (the “Closing Date”), WTMA consummated the Merger pursuant to the Merger Agreement, and the transactions contemplated thereby (collectively, the “Business Combination”). At the Closing, Merger Sub merged with and into EM, with EM continuing as the surviving entity and becoming a wholly owned subsidiary of WTMA. In connection with the Closing, WTMA changed its name to Evolution Metals & Technologies Corp.

As part of the Business Combination and prior to the consummation of the Merger, EM completed the acquisition of (i) Handa Lab Co., Ltd., (ii) KCM Industry Co., Ltd., (iii) KMMI INC., and (iv) NS World Co., Ltd., each a corporation organized under the laws of the Republic of Korea (collectively, the “Korean Companies”).

As a result of the Business Combination, the Company is a holding company, and substantially all of its operations are conducted through EM and its subsidiaries, including the Korean Companies.

The Business Combination closed subsequent to December 31, 2025 and is therefore treated as a subsequent event for financial reporting purposes. Accordingly, the historical financial information included in this Annual Report on Form 10-K (this “Annual Report”), including the audited financial statements and related notes, reflects solely the historical financial position, results of operations and cash flows of WTMA for the year ended December 31, 2025, and does not include the accounts or results of operations of EM or the Korean Companies.

The Company expects to account for the Business Combination as a reverse recapitalization in accordance with U.S. generally accepted accounting principles (“GAAP”), with EM treated as the accounting acquirer. The consolidated financial statements of the combined company, reflecting EM as the predecessor entity, will be presented in the Company’s future periodic reports commencing with the period that includes the Closing Date.

Unless otherwise indicated or the context otherwise requires, references to the “Company,” “we,” “us,” or “our” refer to WTMA prior to the Closing and to Evolution Metals & Technologies Corp. and its subsidiaries following the Closing.

The financial statements included in this Annual Report on Form 10-K as well as the Management’s Discussion and Analysis of Financial Condition and Results of Operations section relate to the pre-Business Combination WTMA other than where expressly provided therein. The remaining sections of this Annual Report on Form 10-K, other than where expressly provided therein, relate to the post-Business Combination company, Evolution Metals & Technologies Corp. and its subsidiaries.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that reflect our current expectations and views of future events, all of which are subject to risks and uncertainties. Forward-looking statements give our current expectations or forecasts of future events. All statements, other than statements that relate strictly to present or historical fact included in this Annual Report, such as statements regarding our future financial performance, strategy, operations, financial position, estimated revenues and losses, projected costs, prospects, plans, and objectives of management are forward-looking statements. You can find many (but not all) of these statements by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would,” and other similar expressions in this Annual Report. You must carefully consider any such statements and should understand that many factors could cause actual results to differ from our forward-looking statements. No forward-looking statement can be guaranteed, and actual future results may vary materially.

As a result of various known and unknown risks and uncertainties, our actual results or performance may differ materially from those expressed or implied by these forward-looking statements. These include, among other factors:

●	risks relating to the integration of operations following the Business Combination;

●	global demand for rare earth and battery materials and the ability to source sufficient volumes of spent lithium-ion batteries from third parties;

●	the impact of government policy and trade restrictions;

●	delays in achieving full-scale commercial operations at our planned recycling and processing facilities;

●	challenges in implementing smart factory automation or scaling manufacturing capacity;

●	the inability to establish or maintain supply relationships for critical feedstock materials and the availability and cost of feedstock and raw materials;

●	changes in government policies, tariffs, or incentive programs affecting critical materials;

●	fluctuations in commodity prices and global demand for rare earth and battery materials;

●	our ability to raise capital and execute its growth strategy in a cost-effective manner;

●	expectations regarding our strategies and future financial performance, including future business plans, expansion and acquisition plans or objectives, prospective performance and opportunities and competitors, revenues, products and services, pricing, operating expenses, product and service acceptance, market trends, liquidity, cash flows and uses of cash, capital expenditures, and our ability to invest in growth initiatives;

●	our ability to attract and retain talented personnel;

●	our ability to compete with companies that have significantly more resources;

●	our ability to meet certain certification and compliance standards;

●	our ability to protect its intellectual property rights and ability to protect itself against potential intellectual property infringement claims;

●	the potential characterization of us as an investment company subject to the Investment Company Act of 1940, as amended (the “Investment Company Act”); and

●	the ability to maintain our listing on Nasdaq.

We describe certain material risks, uncertainties, and assumptions that could affect our business, including our financial condition and results of operations, under “Risk Factors.” We base our forward-looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. We caution you that actual outcomes and results may, and are likely to, differ materially from what is expressed, implied, or forecast by our forward-looking statements. Accordingly, potential investors should be careful about relying on any forward-looking statements. Except as required under the federal securities laws, we do not have any intention or obligation to update publicly any forward-looking statements after the distribution of this Annual Report whether as a result of new information, future events, changes in assumptions, or otherwise.

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

Unless otherwise stated in this Annual Report on Form 10-K, or the context otherwise requires, references to:

●	“ASC 450” are to ASC Topic 450 “Contingencies”;

●	“ASC 470” are to ASC Topic 480 “Debt with Conversion or Other Options”;

●	“ASC 480” are to ASC Topic 480 “Distinguishing Liabilities from Equity”;

●	“ASC 740” are to ASC Topic 740 “Income Taxes”;

●	“ASC 815-40” are to ASC Topic 815-40 “Derivatives and Hedging”;

●	“ASC” are to the Financial Accounting Standards Board’s Accounting Standards Codification;

●	“board of directors” or “board” are to the board of directors of the Company;

●	“black mass” are to the intermediate material produced from the mechanical or chemical processing of end-of-life lithium-ion batteries or battery manufacturing scrap that contain valuable battery metals such as lithium, nickel, cobalt, and manganese, which can be further refined into battery-grade materials such as carbonates, sulfates, and precursor cathode active materials (pCAM).

●	“Business Combination” are to the Merger collectively with the other agreements and transactions in connection with the Merger Agreement;

●	“Certifying Officers” to our Chief Executive Officer and Chief Financial Officer;

●	“Closing” are to the closing of the Business Combination;

●	“Code” are to the Internal Revenue Code of 1986, as amended;

●	“common stock” are to shares of common stock, par value $0.0001 per share;

●	“Continental” are to Continental Stock Transfer & Trust Company;

●	“Company,” “we,” “us,” and “our” refer to WTMA prior to the Closing and to Evolution Metals & Technologies Corp. and its subsidiaries following the Closing;

●	“DGCL” are to the Delaware General Corporation Law, as amended;

●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

●	“Eighth Promissory Note” are to the promissory note issued by the Company on August 30, 2023 in the principal amount of $125,000 to the Sponsor in connection with the Extension and together with the First, Second, Third, Fourth, Fifth, Sixth, and Seventh Promissory Note, the “Promissory Notes”;

●	“EM” are to Evolution Metals LLC, a Delaware limited liability company;

●	“EM Convertible Preferred Units” are to convertible preferred units of EM, in the aggregate amount of $42,280,000;

●	“EM Equityholder” are to David Wilcox or his trust, as the sole owner of the voting EM Member Units;

●	“EM Equityholder Support and Lock-up Agreement” are to that certain Support and Lock-up Agreement, dated November 6, 2024, as amended, entered into by and among WTMA, EM and the EM Equityholder;

●	“EM Holders” are to the EM Unitholders;

●	“EM Member Units” are to the limited liability company common member interests of EM;

●	“EM Unitholders” are to the holders of the EM Member Units and the EM Convertible Preferred Units, collectively;

●	“EM&T” are to WTMA immediately following the consummation of the Business Combination and its name change to Evolution Metals & Technologies Corp;

●	“EM&T Common Stock” are to common stock, par value $0.0001 per share, of EM&T;

●	“EM&T Equity Incentive Plan” are to the Evolution Metals & Technologies Corp. 2025 Equity Incentive Plan;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

v

●	“Fifth Promissory Note” are to the promissory note issued by the Company on May 30, 2023 in the principal amount of $125,000 to the Sponsor in connection with the Extension and together with the First, Second, Third, and Fourth Promissory Note, the “Promissory Notes”;

●	“First Promissory Note” are to the promissory note issued by the Company on September 30, 2022 in the principal amount of $772,769 to the Sponsor in connection with the Extension;

●	“Fourth Promissory Note” are to the promissory note issued by the Company on April 30, 2023 in the principal amount of $125,000 to the Sponsor in connection with the Extension and together with the First, Second, and Third Promissory Note, the “Promissory Notes”.

●	“Founder Shares” are to the 1,931,922 outstanding shares of WTMA’s Common Stock held or controlled by the Sponsor prior to the initial public offering;

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“Handa Lab” are to Handa Lab Co., Ltd., a Korean company;

●	“HSR Act” are to the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended;

●	“IASB” are to the International Accounting Standards Board;

●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

●	“initial public offering” or “IPO” are to the initial public offering that was consummated on December 30, 2021;

●	“initial stockholders” are to holders of Founder Shares prior to the consummation of the initial public offering and their respective permitted transferees;

●	“IPO registration statement” are to the Registration Statement on Form S-1 (333-261467) filed by WTMA in connection with its initial public offering, which became effective on December 27, 2021;

●	“IRS” are to the U.S. Internal Revenue Service;

●	“insiders” are to our officers, directors, sponsor and any other holder of our founder shares;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012, as amended;

●	“KCM” are to KCM Industry Co., Ltd., a Korean company;

●	“KMMI” are to KMMI INC., a Korean company;

●	“Korean Companies” or a “Korean Company” are to each of Handa Lab, KCM, KMMI and NS World;

●	“Lock-Up Period” are to a period ending on the third anniversary of the Closing as specified in the Sponsor Support and Lock-up Agreement and the EM Equityholder Support and Lock-up Agreement, subject to customary early release provisions;

●	“management” or our “management team” are to our officers and directors;

●	“Merger” are to the merger of Merger Sub with and into EM, with EM surviving the merger as a wholly owned subsidiary of WTMA on the terms and conditions set forth in the Merger Agreement;

●	“Merger Agreement” are to the Amended and Restated Agreement and Plan of Merger, dated as of November 6, 2024, as amended by the Amendment No. 1 to Amended and Restated Agreement and Plan of Merger, dated as of November 11, 2024, as amended by Amendment No. 2 to Amended and Restated Agreement and Plan of Merger, dated as of February 10, 2025, as amended by Amendment No. 3 to Amended and Restated Agreement and Plan of Merger, dated as of March 31, 2025, as amended by the Amendment No. 4 to Amended and Restated Agreement and Plan of Merger, dated as of June 11, 2025, and as amended by the Amendment No. 5 to Amended and Restated Agreement and Plan of Merger, dated as of July 21, 2025, and as amended by the Amendment No. 6 to Amended and Restated Agreement and Plan of Merger, dated as of January 5, 2026, by and among WTMA, Merger Sub and EM, attached hereto as Annex A, as it may be further amended or supplemented from time to time;

●	“Milestones” are to any one or more of the milestone events to be met for any of the RSUs to vest or for any of the Options to vest and become exercisable as provided for in the Merger Agreement or any other applicable agreement governing such milestone events;

●	“Nasdaq” are to the Nasdaq Stock Market LLC;

●	“NS World” are to NS World Co., Ltd., a Korean company;

●	“Operating Companies” are to the Korean Companies;

●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

●	“Person” are to any individual, firm, corporation, partnership, exempted limited partnership, limited liability company, exempted company, incorporated or unincorporated association, joint venture, joint stock company, governmental authority or instrumentality or other entity of any kind;

●	“Private Placement Units” or “private placement units” are to the Units that were sold in private placements simultaneously with the closing of the IPO;

●	“private placement” are to a private placement of our units consummated in connection with our initial public offering;

●	“private units” are to the WTMA Units that were issued and sold to the Sponsor in private placements conducted in connection with the initial public offering;

●	“public shares” are to shares of common stock which were sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market) and references to “public stockholders” are to the holders of our public shares, including our insiders to the extent our insiders purchase public shares, provided that their status as “public stockholders” exists only with respect to such public shares;

●	“Redemption Rights” are to the rights of the public stockholders to demand redemption of their public stock for cash;

●	“Registration Rights Agreement” are to the amended and restated registration rights agreement entered into at Closing, by and among WTMA, the Sponsor, certain current and former holders of WTMA Common Stock and certain affiliates of EM&T;

●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2024;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002, as amended;

●	“Second Promissory Note” are to the promissory note issued by the Company on December 30, 2022 in the principal amount of $772,769 to the Sponsor in connection with the Extension and together with the First Promissory Note, the “Promissory Notes”;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“September Extensions” are to the extended time period of an additional six months from September 30, 2023 to June 30, 2024 for the Company to complete a business combination under its amended and restated certificate of incorporation;

●	“Seventh Promissory Note” are to the promissory note issued by the Company on July 30, 2023 in the principal amount of $125,000 to the Sponsor in connection with the Extension and together with the First, Second, Third, Fourth, Fifth, and Sixth Promissory Note, the “Promissory Notes”;

●	“Sixth Promissory Note” are to the promissory note issued by the Company on June 30, 2023 in the principal amount of $125,000 to the Sponsor in connection with the Extension and together with the First, Second, Third, Fourth, and Fifth Promissory Note, the “Promissory Notes”;

●	“Sponsor Persons” are to Daniel Mamadou, Christopher Clower, John Stanfield, Dr. Ralph Welpe, Emily King, Matthew Mrozinski and Sergey Marchenko;

●	“sponsor” are to Welsbach Acquisition Holdings LLC;

●	“Sponsors” or “sponsors” are to the Sponsor and the persons set forth in the Sponsor Support and Lock-up Agreement;

●	“Subject Stockholder Shares” are to any shares of Company common stock owned by Company Stockholders immediately after the Closing;

●	“Subject Sponsor Shares” are to any shares of Company common stock owned by one of the Sponsors immediately after the Closing;

●	“Third Promissory Note” are to the promissory note issued by the Company on March 30, 2023 in the principal amount of $125,000 to the Sponsor in connection with the Extension and together with the First and Second Promissory Note, the “Promissory Notes”;

●	“Treasury” are to the U.S. Department of the Treasury;

●	“trust account” are to the trust account established at the consummation of WTMA’s initial public offering maintained by Continental, acting as trustee;

●	“UHY” are to UHY LLP, our independent registered public accounting firm;

●	“Underwriting Agreement” are to that certain underwriting agreement, dated December 27, 2021, by and between the Company and Chardan Capital Markets, LLC, as representative of the several underwriters;

●	“units” are to the units sold in our initial public offering, which consist of one public share and one public right;

●	“Working Capital Loans” are to loans to the Company funds by certain of the Company’s officers and directors in order to finance transaction costs in connection with a Business Combination.

●	“WTMA” are to Welsbach Technology Metals Acquisition Corp., a Delaware corporation;

●	“WTMA Common Stock” are to the common stock of WTMA, par value $0.0001 per share;

●	“WTMA Rights” are to the rights to acquire one-tenth of one share of WTMA Common Stock (including those that underlie the WTMA Units) that were offered and sold by WTMA in its initial public offering and registered pursuant to the IPO registration statement; and

●	“WTMA Units” and “units” refer to the units of WTMA, with each unit representing one share of WTMA Common Stock and one WTMA Right to one-tenth of one share of WTMA Common Stock.

PART I

Item 1. Business.

History of EM&T

Evolution Metals LLC (“EM”), a Delaware limited liability company, was formed in February 2024 for the purpose of building an integrated midstream and downstream critical materials platform focused on recycling, processing, and manufacturing products derived from end-of-life materials, including rare earth elements, permanent magnets, battery metals, and precious metals.

In connection with its formation, EM was organized as a holding company intended to acquire and integrate operating businesses with established commercial capabilities across critical materials recycling, metal and alloy manufacturing, and advanced materials processing.

Prior to the consummation of the Business Combination, EM completed the acquisition of (i) Handa Lab Co., Ltd., (ii) KCM Industry Co., Ltd., (iii) KMMI INC., and (iv) NS World Co., Ltd., each a corporation organized under the laws of the Republic of Korea (collectively, the “Korean Companies”). The Korean Companies operate commercial-scale facilities engaged in the production of rare earth oxides, metals, alloys, powders, and permanent magnets, and collectively represent the core operating assets of EM.

On January 5, 2026 (the “Closing Date”), WTMA Merger Subsidiary LLC, a wholly owned subsidiary of Welsbach Technology Metals Acquisition Corp. (“WTMA”), merged with and into EM pursuant to the Amended and Restated Agreement and Plan of Merger, with EM surviving as a wholly owned subsidiary of WTMA (the “Merger”). In connection with the Closing, WTMA changed its name to Evolution Metals & Technologies Corp. (“EM&T”).

As a result of the Business Combination, EM&T is a holding company, all of whose assets are held directly or indirectly by, and all of whose operations are conducted through, EM and its subsidiaries, including the Korean Companies. EM is the Company’s primary operating subsidiary and holds substantially all of the operating assets of the consolidated enterprise. As the sole equity owner of EM, EM&T exercises full control over the management and operations of EM and its subsidiaries.

Overview

Evolution Metals & Technologies Corp. is a fully integrated critical materials and technology company focused on building a secure, reliable, and self-sustaining U.S.-aligned supply chain for critical minerals and materials (“CMM”), including rare earth elements (“REEs”), primarily through the recycling of end-of-life materials (“urban mining”). End-of-life materials are recovered from products that have reached the end of their useful service life — such as batteries, electronic devices, motors, and magnets — which can no longer perform their intended function but still contain valuable metals and materials that can be recycled and reused in new manufacturing. EM&T owns and operates across the following midstream to downstream segments: (i) feedstock processing, (ii) oxide production, (iii) metal and alloy manufacturing, (iv) powder production, (v) the manufacture of bonded and sintered rare earth magnets, (vi) battery-grade sulfates and carbonates, (vii) precursor cathode active materials (“pCAM”), (viii) precious metals, and (ix) base metals. These outputs integrate directly into the supply chains of, and are suitable for direct delivery to, gigafactories, defense suppliers, original equipment manufacturers (“OEMs”), and refineries. EM&T’s own operations are supported by advanced recycling processes, proprietary automation, and artificial intelligence-enabled systems, allowing the Company to continue to operate at commercial scale using proven technologies and experienced operating personnel.

Vertically Integrated Platform and Closed-Loop Recycling Model

EM&T’s business model is centered on end-of-life materials recycling and urban mining, with a closed-loop design to convert waste streams into high-value inputs for downstream manufacturing. EM&T’s recycling operations recover high value base and precious metals, in a addition to the magnets from U.S. government classified and commercial end-of-life electronic waste, which are subsequently processed into saleable and usable concentrates, oxides, metals, alloys, powders, metallics, and ultimately finished bonded and sintered magnets; separately, EM&T’s spent lithium-ion battery recycling operations process batteries and battery materials into black mass concentrates, which are further refined into battery-grade sulfates, carbonates, and pCAM.

Through EM&T’s U.S.-based hydrometallurgical and pyrometallurgical processing infrastructure, EM&T processes concentrates, oxides, metals, alloys, finished magnets, carbonates, sulfates, pCAM, precious metals, and base metals for delivery to magnet manufacturers, OEMs, battery gigafactories, and smelters/refineries. EM&T believes that midstream battery and magnet materials are critical to supply chain resilience, cost stability and national security interests.

U.S. Industrial Campus Strategy

EM&T is developing a large-scale, integrated industrial campus in the United States designed to co-locate recycling, refining, and manufacturing operations across the rare earth magnet and battery materials value chain. This U.S. industrial campus is intended to serve as the Company’s primary domestic manufacturing and processing hub, enabling tight operational integration between feedstock intake, hydrometallurgical and pyrometallurgical processing, oxide and metal production, pCAM, and finished magnet manufacturing. EM&T’s U.S. industrial campus enables operational synergies across the full lifecycle of its products, including feedstock intake; hydrometallurgical and pyrometallurgical processing; production of oxides, metals, alloys, and powders; metallics; manufacturing of pCAM and finished bonded and sintered magnets; recovery and refining of battery materials; and the extraction of precious and base metals from end-of-life materials.

By consolidating these activities within a single industrial campus, EM&T believes it can reduce logistics complexity and inefficiencies, shorten production cycles, improve quality control, and enhance cost efficiency, while supporting secure domestic production for strategic end markets. The campus is designed to process multiple feedstock streams, including magnets, lithium-ion batteries, electronic scrap, and other secondary materials, and to produce finished products suitable for direct delivery to gigafactories, defense suppliers, OEM customers, and smelters/refineries.

Hydrometallurgy

EM&T believes that hydrometallurgy is a necessary and critical processing component for rare earth processing and recycled magnet conversion and that limited availability of a large-scale hydrometallurgical capacity outside of China has historically constrained non-Chinese rare earth supply chains. EM&T estimates that China controls nearly all of global hydrometallurgical processing capacity for rare earths, and EM&T believes that the absence of large commercial-scale hydrometallurgical facilities in the United States reflects a combination of feedstock availability challenges, capital intensity, permitting requirements, and waste management considerations.

As part of its U.S. industrial campus strategy, EM&T plans to develop large-scale hydrometallurgical processing facility in the United States designed to process recycled feedstock from magnets, batteries, and electronic scrap. EM&T intends for this facility to serve as a core component of its domestic midstream processing platform, supporting oxide production and downstream magnet manufacturing. EM&T believes that establishing domestic hydrometallurgical capacity is essential to reducing reliance on foreign processing infrastructure and enabling a closed-loop supply chain.

EM&T’s internal engineering team includes personnel with decades of experience in the design, construction, and operation of large commercial-scale hydrometallurgical facilities. EM&T believes that leveraging this operational experience reduces development and scale-up risk relative to first-time or greenfield entrants.

Technology, Automation, and Operational Capabilities

EM&T integrates proprietary artificial intelligence and smart machine technologies across its operating platform, including within its U.S. industrial campus, to automate key production and material-handling functions. These systems are designed to reduce labor intensity, improve process consistency, optimize throughput, and lower unit operating costs. The Company’s automation capabilities are embedded throughout its recycling, refining, and manufacturing operations and are intended to support scalable, repeatable, and high-reliability production.

Markets and End-Use Applications

EM&T supplies critical materials and manufactured products to customers across the automotive, renewable energy, consumer electronics, and defense sectors. The Company’s outputs are designed to serve as direct inputs for gigafactories and OEMs, supporting electrification, energy transition technologies, and defense-related manufacturing. EM&T’s U.S.-based industrial campus supports domestic industrial capacity while reducing reliance on foreign-controlled processing and refining infrastructure.

Strategy and Growth Objectives

EM&T’s mission is to become the U.S. champion in rare earth magnet, battery and critical materials midstream production. In pursuing this mission, EM&T believes that:

●	It is uniquely positioned to address structural supply constraints in U.S. rare earth magnet manufacturing and battery materials processing with lower execution risk and within a shorter timeframe than alternative approaches, due to its existing commercial operations, vertically integrated platform, and experienced management team.

●	Few, if any, companies outside of China possess comparable real-world, commercial-scale operating experience across both rare earth magnet manufacturing and critical battery midstream processing, including hydrometallurgical conversion of recycled materials into battery-grade intermediates.

As part of its growth strategy, EM&T plans, in phase one, to:

●	Develop approximately 55,000 tonnes per year of rare earth magnet manufacturing capacity in the United States within two years, including high-performance rare earth magnets, with no reliance on China.

●	Develop approximately 78,000 tonnes per year of battery-grade carbonates, sulfates, and pCAM in the United States within two years.

●	House these magnet and battery midstream operations primarily within EM&T’s U.S. industrial campus, supported by large-scale hydrometallurgical and pyrometallurgical facilities that EM&T expects to rank among the largest commercial facilities of their kind in the Western Hemisphere.

●	Implement a closed-loop secondary metals system designed to integrate magnet materials, battery materials, precious metals, and base metals recycling, while minimizing waste generation and supporting secure domestic supply chains.

EM&T further believes that:

●	Its business model, focused on the recycling of high-performance rare earth magnets and lithium-ion batteries, combined with its established commercial operating expertise, represents a practical and efficient pathway for the United States to achieve large-scale domestic production of both rare earth magnets and battery midstream materials.

●	Leveraging end-of-life materials feedstock for both magnets and batteries, together with proven manufacturing processes and experienced operating teams, enables faster deployment, reduced capital and technology risk, and improved supply chain security compared to greenfield or upstream-dependent alternatives.

●	This integrated magnet and battery midstream approach provides a lower-execution-risk solution capable of scaling within a shorter timeframe, supporting the development of a secure, resilient, and sustainable U.S. supply chain for critical materials used in advanced manufacturing, electrification, energy storage, and defense applications.

Replication of Proven Commercial Operations

EM&T intends to achieve this scale by replicating and expanding its existing rare earth magnet production facilities in South Korea, which have manufactured rare earth magnets at commercial scale and supplied large global OEMs for more than 18 years. By deploying established processes, equipment configurations, and operational expertise into its U.S. industrial campus, EM&T seeks to accelerate capacity build-out while mitigating technology, scale-up, and execution risks. EM&T believes this strategy directly addresses long-standing global concentration in rare earth magnet processing by establishing a competitive, independent, and scalable U.S.-based alternative.

Three-Pronged Operating Platform

EM&T operates an integrated, three-pronged operating platform that spans (i) rare earth magnet manufacturing, (ii) lithium-ion battery materials recycling, and (iii) U.S. government and commercial e-waste processing. Each operating vertical is designed to convert end-of-life materials into high-value intermediate or finished products, with shared infrastructure, common processing capabilities, and centralized automation and control systems within EM&T’s U.S. industrial campus.

EM&T believes this integrated structure enables operating leverage, feedstock flexibility, and risk diversification across multiple critical material streams by allowing the Company to allocate capital, processing capacity, and technical resources dynamically across magnet, battery, precious metal, and base metal products in response to changes in feedstock availability, end-market demand, and pricing conditions. EM&T further believes that an integrated, multi-stream operating platform is required to achieve an economically feasible recycling-based business model, as it allows the Company to recover and monetize the full spectrum of valuable materials contained in end-of-life feedstock, rather than relying on the recovery of only one or two material outputs.

EM&T believes that extracting value across magnets, battery materials, base metals, and precious metals improves overall recovery economics, enhances margin stability, and reduces sensitivity to price volatility in any single material market, thereby supporting sustainable, large-scale operations.

1. Rare Earth Magnet Value Chain Operations

EM&T’s rare earth magnet operations span the complete value chain from end-of-life materials to finished magnet products. The Company processes U.S. government and commercial electronic waste and spent magnet feedstock into neodymium-praseodymium (“NdPr”) and heavy rare earth element oxides, which are further converted into rare earth metals, alloys, powders, and flakes. These intermediate materials are then manufactured into bonded and sintered rare earth magnets for use in electric motors, wind turbines, and electronic applications.

EM&T believes its ability to integrate recycling, midstream processing, and downstream magnet manufacturing within a single operating platform differentiates the Company from competitors that operate only at isolated stages of the value chain. EM&T’s rare earth magnet operations are designed to support large-scale, domestic production with minimal reliance on foreign processing.

2. Lithium-Ion Battery Materials Recycling Operations

EM&T’s lithium-ion battery operations focus on the recycling of batteries and battery production scrap into intermediate materials suitable for reuse in battery manufacturing. Feedstock is processed into black mass, which is subsequently refined into battery-grade sulfates, carbonates, and precursor cathode active materials (“pCAM”). These materials are designed for direct sale to battery manufacturers and gigafactories.

EM&T believes that integrating battery recycling with rare earth magnet processing creates operational synergies at the midstream level, particularly in hydrometallurgical processing, materials handling, and automation. The Company’s battery materials operations are intended to support domestic battery supply chains while reducing dependence on imported critical battery inputs.

3. U.S. Government and Commercial E-Waste Operations

EM&T operates secure e-waste recycling operations that process both classified and unclassified electronic scrap generated by U.S. government agencies and commercial customers. These operations recover non-ferrous metal concentrates and precious metals, including gold, silver, palladium, and copper, which are refined into saleable products or reintroduced into downstream industrial applications.

EM&T believes that secure handling and processing of government-related e-waste represents a differentiated capability and a stable, recurring source of end-of-life materials. The Company’s e-waste operations also provide an additional source of feedstock for EM&T’s hydrometallurgical/pyrometallurgical processing facilities, supporting utilization rates and feedstock diversification across the broader platform.

4. Magnet and Battery Materials Recycling

EM&T believes there is a high correlation between the two business as Lithium Fluoride is a complementary material to magnet production.

Across all verticals, EM&T employs robotics, automation, and artificial intelligence-enabled systems to improve efficiency, reduce operating costs, and enhance quality control. EM&T believes that operating these three value chains within a unified industrial and technological framework allows the Company to optimize capital deployment, share processing infrastructure, and respond flexibly to changes in feedstock availability and end-market demand.

EM&T believes that this three-pronged operating model — anchored in recycling, midstream processing, and domestic manufacturing — positions the Company to support the development of a resilient U.S. supply chain for rare earth magnets, battery materials, and other critical minerals and materials.

Feedstock Strategy: End-of-Life Electronic Scrap and Urban Mining

EM&T plans to source a significant portion of its rare earth feedstock from electronic scrap (“e-scrap”), including classified and unclassified materials generated by U.S. government agencies and commercial markets. EM&T believes that classified e-scrap generated by U.S. government and defense-related agencies represents a long-duration, recurring source of end-of-life materials, driven by regular equipment refresh and replacement cycles. EM&T further believes that substantial quantities of such materials have historically been stockpiled or disposed of due to limited domestic recycling and processing solutions.

By focusing on end-of-life materials, EM&T believes its feedstock strategy reduces dependence on primary mining and avoids certain challenges associated with upstream extraction, including radioactive ore handling and waste management. EM&T believes that processing recycled feedstock simplifies downstream conversion into rare earth magnets and supports the retention of critical materials within the United States that would otherwise be exported or disposed of.

In addition to classified materials, EM&T plans to source feedstock from unclassified U.S. government e-scrap, domestic commercial e-scrap markets, and selected international recycling partners. EM&T believes the commercial e-scrap market is diversified, mature, and supported by a broad supplier base. As commercial rare earth recycling markets continue to develop, EM&T expects to be a significant purchaser of such feedstock, supported by anticipated scale and processing capacity. EM&T believes that scale purchasing power may provide cost and supply advantages relative to smaller processors.

EM&T’s Existing Rare Earth Magnet Manufacturing Plants in South Korea

Management and Engineering Capabilities

EM&T’s operations and growth strategy are led by an experienced management and engineering team with extensive technical and operational expertise across the rare earth magnet and critical materials value chain. EM&T’s Chief Executive Officer, Mr. Frank Moon, leads the Company’s engineering and technical functions and is responsible for overseeing the design, construction, and operation of EM&T’s processing and manufacturing facilities, including its planned U.S. industrial campus.

EM&T believes that Mr. Moon and the engineering team he leads possess significant real-world, commercial-scale experience across the full rare earth magnet supply chain. Over the course of their careers, members of EM&T’s engineering team have been involved in the design, engineering, construction, commissioning, and operation of facilities spanning feedstock receiving, crushing, shredding, and separation; hydrometallurgical and pyrometallurgical processing, including solvent extraction; and downstream metal making, alloy production, and rare earth magnet manufacturing.

EM&T’s engineering organization consists of approximately 42 engineers, including approximately 11 individuals holding doctoral degrees. EM&T believes this team reflects a depth of technical capability that is uncommon among non-Chinese rare earth magnet manufacturers. The team’s educational backgrounds include leading academic institutions in the Republic of Korea, and their professional experience includes prior roles at global industrial and technology companies, including LG, Samsung, Apple, ASM, Santoku, Magnequench, and Neo Performance Materials. EM&T believes that this combination of academic training and industrial experience supports disciplined execution, operational reliability, and scalability as the Company expands its manufacturing and processing footprint in the United States.

EM&T believes that its management and engineering capabilities, together with its vertically integrated business model and replication-based scaling strategy, materially reduce technology, construction, and operational execution risks relative to first-time or greenfield market entrants.

Engineering, EPC, and Technical Partnerships

EM&T’s facility development, scale-up strategy, and U.S. industrial campus execution are supported by a network of established engineering, EPC, and technical research partners. EM&T believes these partnerships enhance execution certainty by combining proven engineering design, industrial construction expertise, and applied research capabilities across the rare earth magnet and critical materials value chain.

EM&T works with TAEIL Engineering, a South Korea-based engineering, procurement, and construction (“EPC”) firm, as a strategic EPC partner on its plant development projects. TAEIL Engineering works jointly with EM&T’s internal engineering team and Korea-based research institutions on facility design and execution. TAEIL Engineering has served as an EPC contractor for major industrial clients, including Hyundai, Kia, and POSCO, and EM&T believes this experience supports disciplined execution, schedule control, and industrial-scale build-out.

EM&T also collaborates with Korea Institute of Geoscience and Mineral Resources (“KIGAM”), Korea’s national institute for geoscience and mineral resources research. KIGAM has conducted rare earth element research and development for more than a century and is recognized as a global authority in rare earth separation, processing, and magnet materials technology. EM&T believes KIGAM’s technical expertise supports process validation, technology transfer, and optimization of hydrometallurgical and downstream magnet production systems.

In addition, EM&T works with Korea Institute of Industrial Technology (“KITECH”), a Korean government-backed applied research institute focused on industrial manufacturing technologies. KITECH specializes in advanced materials and magnet technologies and plays a role in bridging fundamental research and industrial-scale commercialization within Korea’s manufacturing sector. EM&T believes KITECH’s applied research capabilities support manufacturability, process scalability, and quality consistency.

For U.S.-based engineering and construction integration, EM&T works with Stockwell Engineers, an EPC firm based in the United States. Stockwell Engineers is expected to coordinate U.S. engineering, permitting, and construction activities and to integrate domestic execution with EM&T’s Korean engineering partners, including TAEIL Engineering, KIGAM, and KITECH. EM&T believes this integrated EPC approach supports compliance with U.S. regulatory requirements while maintaining continuity with proven engineering designs and operating standards.

EM&T believes that the combination of its internal engineering team and these external engineering and research partners reduces execution risk associated with facility design, construction, and scale-up, particularly as the Company replicates and deploys proven magnet manufacturing and processing technologies within its planned U.S. industrial campus.

EM&T’s Journey from South Korea to USA

●	2007 — First Magnet Plant with 400tpa capacity with 1,266m2 area in South Korea.

●	2008 — Began selling Magnets to Ford, Hyundai, LG, Samsung and other global OEMs.

●	2021 — First NdPr Metal (144tpa) and NdPr Alloy (216tpa) plant with 3,379m2 area in South Korea.

●	2022 — Began selling NdPr Alloy Powder to Mate (Japan), Kolektor (Slovenia), NS World (South Korea).

●	2024 — Second Magnet Plant with 260tpa capacity with 1,397m2 area in South Korea.

●	2026 — EM&T completes merger and acquisition of Korean magnet companies with listing on Nasdaq

●	2026 – 2027 — EM&T Replicates Operating South Korea Magnet Plants in the U.S.

Market

Global Demand for Critical Minerals and Materials

EM&T believes global demand for critical minerals and materials (“CMM”) is being driven by the accelerating electrification and digitization of industrial supply chains, including artificial intelligence (“AI”), data centers, semiconductor manufacturing, advanced robotics, industrial automation, energy infrastructure, defense systems, and electrified transportation. These applications increasingly rely on high-performance permanent magnets, battery materials, copper, and other base metals to enable efficient power conversion, precision motion, energy storage, and thermal management.

EM&T believes that, while electric vehicles (“EVs”) remain an important contributor to demand, growth in AI-driven computing, semiconductor fabrication, and advanced industrial automation is becoming an equally significant and structurally durable driver of CMM consumption. These high-technology applications require reliable access to magnet-grade rare earth materials, lithium, nickel, cobalt, manganese, copper, and related base metals, with consistent quality and traceability.

AI, Data Centers, Semiconductors, and High-Technology Applications

EM&T believes the rapid expansion of AI and data-center infrastructure is increasing demand for CMM outputs that are central to EM&T’s product portfolio, including rare earth magnets, copper and other base metals, and battery materials such as lithium, nickel, cobalt, and manganese. The IEA has projected that global electricity consumption by data centers could more than double to approximately 945 TWh by 2030 (base case), with AI identified as a primary driver of this growth. EM&T believes this buildout increases demand for electrified power distribution equipment, cooling systems, industrial pumps and compressors, robotics and automation, and backup and grid-support systems. EM&T believes these systems translate into incremental demand for (i) copper and base metals, which are essential for electrical conductivity across power distribution, transformers, switchgear, cabling, and thermal management hardware, and (ii) rare earth permanent magnets, which are used in high-efficiency motors, actuators, and precision motion systems across factory automation, robotics, and semiconductor equipment toolchains. In addition, EM&T believes AI-driven growth increases demand for stationary energy storage and grid-stabilization systems, which utilize lithium-ion batteries incorporating lithium, nickel, cobalt, and manganese.

End-of-Life Materials, Closed-Loop Recycling, and Urban Mining

EM&T believes a defining characteristic of CMM markets is that, while products such as batteries, motors, electronic devices, and magnets reach end-of-life, the underlying metals and materials do not lose their intrinsic value and can be recovered and reused if appropriate processing infrastructure exists. EM&T believes this dynamic supports the expansion of closed-loop recycling and “urban mining” models, analogous to those long established in base and precious metals markets.

EM&T believes copper provides an illustrative precedent for circularity: the International Copper Association cites estimates that approximately two-thirds of the copper produced since 1900 remains in productive use today, reflecting copper’s recyclability and long service life. EM&T believes critical materials markets — particularly magnets and battery materials — are increasingly moving toward similar circular frameworks as governments and supply chains prioritize improved security, sustainability, and reduced reliance on geopolitically concentrated processing hubs.

Battery Materials and Recycling Market

EM&T believes demand for battery materials is driven by the continued expansion of electrified transportation, stationary energy storage systems, industrial electrification, and AI-related infrastructure. According to Precedence Research’s Battery Market Size, Share, and Trends 2024 to 2034, the global battery market, including small consumer batteries, was valued at approximately $125.35 billion in 2023 and is expected to grow to approximately $367.97 billion by 2030, reflecting rapid growth in medium- and large-format batteries used in electric vehicles and energy storage systems. EM&T believes this growth trajectory has increased demand for critical battery raw materials, including lithium, nickel, cobalt, manganese, copper, and graphite, and has contributed to periodic raw material shortages and price volatility.

McKinsey’s Battery 2035: Building New Advantages, indicates that global battery demand is expected to increase from approximately 1.6 terawatt-hours (“TWh”) in 2025 to approximately 4.2 TWh by 2030 and 6.8 TWh by 2035, with more than 85% of total demand attributable to lithium-ion batteries, driven primarily by continued growth in battery electric vehicles and stationary energy storage systems. EM&T believes that this expanding demand for lithium-ion batteries is placing increasing pressure on primary supply chains, particularly for lithium and cobalt, while markets for nickel, manganese, and graphite are also expanding in scale. EM&T believes these dynamics underscore the importance of developing resilient midstream processing and recycling capacity to supplement primary supply, mitigate material shortages, and support long-term growth in battery manufacturing.

EM&T also believes recycling of lithium-ion batteries represents a critical component of future battery supply chains. According to Fortune Business Insights: Lithium-Ion Battery Recycling Market Size, Share & Industry Analysis, the global lithium-ion battery recycling market was valued at approximately $3.79 billion in 2023 and is projected to grow to approximately $23.21 billion by 2032, representing a compound annual growth rate of approximately 22.75%. EM&T believes growth in battery recycling is driven by increasing volumes of end-of-life batteries, manufacturing scrap, and government policies supporting domestic battery supply chains.

In addition, EM&T notes that lithium supply constraints are expected to intensify over the coming decade. According to the Center on Global Energy Policy at Columbia University, global lithium demand is increasing by approximately 250,000 to 300,000 tonnes of lithium carbonate equivalent (“LCE”) per year, representing roughly half of total global lithium supply in 2021, and many market participants expect potential supply shortfalls by 2030 due to long development timelines, capital constraints, and regulatory challenges associated with new mining projects. EM&T believes these conditions further reinforce the strategic importance of recycling end-of-life batteries and converting recovered materials into black mass and subsequently into battery-grade sulfates, carbonates, and pCAM, subject to the availability of feedstock, energy, and commercial-scale processing capacity.

Global Rare Earth Magnet Market and High-Performance Magnets

EM&T believes the global rare earth magnet market is characterized by strong and sustained demand growth across multiple end markets, including electric vehicle motors, industrial automation, robotics, wind turbines, defense systems, medical devices, and semiconductor manufacturing equipment. According to Verified Market Forecast: Global Magnets and Magnetic Materials Market By Type, the global magnet and magnetic materials market was valued at approximately $10.46 billion in 2023 and is expected to grow to approximately $15.05 billion by 2030, representing a compound annual growth rate of approximately 6.26%. EM&T believes a significant portion of this growth is attributable to increasing demand for neodymium-iron-boron (“NdFeB”) magnets, driven by the need for materials that can maintain performance under higher temperatures and mechanical stress as electric motors, generators, and other high-performance applications advance.

EM&T believes NdFeB magnets represent the most important category of permanent magnets due to their high power density, efficiency, and suitability for compact and high-performance designs. EM&T further believes that a critical distinction exists between low-performance rare earth magnets and high-performance rare earth magnets. High-performance magnets are engineered to operate reliably in high-temperature and high-stress environments and are required in advanced industrial, technology, and defense applications. EM&T believes that nearly all advanced industries depend on these high-performance magnets.

High-performance rare earth magnets typically require the addition of heavy rare earth elements, primarily dysprosium (“Dy”) and/or terbium (“Tb”), generally in the range of approximately 1% to 4% by weight, to maintain magnetic performance under elevated operating conditions. EM&T believes magnets that do not incorporate Dy or Tb are generally unsuitable for many high-performance applications, whereas low-performance magnets without these elements are primarily used in lower-stress or commodity applications.

China’s Dominance and Export Controls on High-Performance Magnets

EM&T believes the global rare earth magnet market remains highly concentrated, with China holding a dominant position across midstream processing, refining, and magnet production. The IEA has reported that China’s share of refining is approximately 35% for nickel, 50 – 70% for lithium and cobalt, and nearly 90% for rare earth elements, and the IEA’s 2024 outlook indicates continued dominance in magnet-related supply chains.

EM&T believes China has increasingly used this position to exert influence over global supply chains. EM&T notes that recent export control measures implemented by China’s Ministry of Commerce restrict the export of certain rare earth materials and magnets, including magnets containing more than de minimis levels of Dy and Tb. EM&T believes that, because Dy and Tb are essential for high-performance magnets, these controls effectively remove most high-performance rare earth magnets from the export market.

EM&T further believes that China’s export licensing regime may require foreign buyers to disclose sensitive technical and product information, and that supply concentration creates risks related to availability, pricing predictability, and intellectual property exposure for non-Chinese manufacturers.

Structural Dependence Driven by Midstream Processing Constraints

EM&T believes Western industries are dangerously dependent on China for rare earth magnets due to structural limitations in non-Chinese midstream processing and refining capacity. EM&T believes that regulatory constraints associated with processing radioactive rare earth ores, high capital expenditure requirements, environmental permitting challenges, and limited availability of specialized expertise have historically restricted the development of large-scale processing infrastructure outside China.

EM&T estimates that China controls a substantial majority of global hydrometallurgical processing capacity for rare earth elements, and EM&T believes that the absence of large commercial-scale rare earth hydrometallurgical facilities in the United States reflects a combination of feedstock availability challenges, high capital intensity, complex environmental permitting requirements, and waste and tailings management considerations. According to the International Energy Agency (“IEA”), China accounts for approximately 85 – 90% of global rare earth refining and separation capacity, including hydrometallurgical processing, while non-Chinese capacity remains limited and fragmented.

As a result, EM&T believes China controls pricing, supply growth, and downstream availability across magnets, oxides, metals, battery materials, and related critical mineral products, while pursuing long-term strategies to dominate downstream finished goods markets, including EVs, renewable energy systems, and defense products.

Competitive Landscape Outside China

EM&T believes that, based on publicly available announcements and industry research, non-China rare earth magnet producers have collectively announced approximately 30,000 tonnes per year of planned manufacturing capacity. EM&T estimates this represents approximately 15% of projected global rare earth magnet demand outside China. EM&T further believes that a significant portion of this announced capacity consists primarily of low-performance magnets and is fragmented across numerous smaller producers rather than concentrated in integrated, commercial-scale platforms.

EM&T estimates that many of these projects are not expected to reach meaningful commercial production until approximately 2028 to 2030 due to permitting, capital, technology qualification, and execution challenges. EM&T believes these factors contribute to a continued supply gap for high-performance rare earth magnets outside China in the near- to medium-term.

Industry Challenges and Constraints

EM&T believes several structural challenges continue to limit the development of resilient, non-Chinese CMM supply chains:

● Midstream processing bottlenecks: EM&T believes insufficient commercial-scale hydrometallurgical and refining capacity outside China remains the principal constraint in rare earth and battery material supply chains.

● Access to scalable feedstock: EM&T believes many projects struggle to secure consistent volumes of end-of-life or secondary feedstock at predictable cost.

● Low-cost energy availability: EM&T believes energy cost and reliability are critical to the economics of recycling and midstream processing at scale.

● Limited experienced personnel: EM&T believes shortages of specialized engineers and operators with real-world hydrometallurgical and magnet manufacturing experience constrain execution.

● Geopolitical and policy risk: EM&T believes supply concentration heightens exposure to export controls, trade restrictions, and political mandates.

Intellectual Property

EM&T owns and develop valuable IP in the form of proprietary technologies, trade secrets, and patents related to recycling processes, magnet manufacturing, and AI-driven smart machines.

EM&T’s approach to IP focuses on supporting its Operating Companies in protecting and expanding their IP portfolios. This includes supporting them in securing patents for proprietary processes, maintaining trade secrets, and ensuring that each operating entity’s technological innovations are adequately safeguarded. EM&T will work to ensure that its subsidiaries’ IP is properly managed, with a focus on preventing unauthorized use or infringement.

The IP portfolio primarily includes patents held by Handa Lab, and NS World. Below is a summary of the material patents, their scope, and registration details of the co-registrants.

Handa Lab holds several material patents related to autonomous charging systems, robotic towing mechanisms, and advanced inspection technologies. These include the Intelligent Autonomous Charging System, registered on April 4, 2024, under Registration No. 10-2656274, and the Pick Up System of Autonomous Charging Robot for Electric Vehicle, registered on September 19, 2023, under Registration No. 10-2582166. Additionally, Handa Lab has applied for the Towing Apparatus for Autonomous Vehicles and Automatic Charging System, filed on September 20, 2023 (Application No. 10-2023-0125934), and the U.S. patent for Electronic Acknowledgment Receipt, filed on October 19, 2023 (Application No. 18381777). These patents support Handa Lab’s leadership in robotics and automation technologies. EM&T safeguards this intellectual property through robust protection measures and will evaluate the potential for registering patents to secure and enhance its competitive advantage. These trade secrets and process designs represent a significant asset for EM&T.

KCM holds the patent for Compound for Bonded Magnet Resin and Manufacturing Method, which focuses on the development of advanced materials for bonded magnets. This patent, registered on February 6, 2013, under Registration No. 10-1232661, enhances the company’s capabilities in manufacturing sustainable and high-performance magnetic materials. EM&T safeguards this intellectual property through robust protection measures and will evaluate the potential for registering patents to secure and enhance its competitive advantage. These trade secrets and process designs represent a significant asset for EM&T.

NS World shares the patent for Compound for Bonded Magnet Resin and Manufacturing Method (Registration No. 10-1232661), which it co-owns with KCM. This patent underpins the company’s expertise in rare earth magnet manufacturing and innovative material processing. EM&T safeguards this intellectual property through robust protection measures and will evaluate the potential for registering patents to secure and enhance its competitive advantage. These trade secrets and process designs represent a significant asset for EM&T.

KMMI Inc. does not hold any material patents. However, it relies on proprietary processes and operational expertise in high-pressure gas storage systems and rare earth element processing. These capabilities are strategically significant but are not currently protected by formal intellectual property registrations. EM&T safeguards this intellectual property through robust protection measures and will evaluate the potential for registering patents to secure and enhance its competitive advantage. These trade secrets and process designs represent a significant asset for EM&T.

The patents referenced above are valid for 20 years from their filing dates, with expiration dates ranging from 2033 to 2044. Trademarks associated with these entities are also maintained and renewed in accordance with the laws of their respective jurisdictions. The intellectual property portfolio provides significant competitive advantages and aligns with EM&T’s strategy of leveraging technology to dominate the REE supply chain.

Subsidiaries

Entity Name	Place of Organization
Evolution Metals NewCo, Inc.*	Delaware
Evolution Metals LLC**	Delaware
Evolution Metals LLC (Korea)***	South Korea
KCM Industry Co., Ltd.****	South Korea
KMMI INC.****	South Korea
NS World Co., Ltd.****	South Korea
Handa Lab Co., Ltd.****	South Korea

*	100% owned subsidiary of Evolution Metals & Technologies Corp.
**	≤ 99% owned subsidiary of Evolution Metals & Technologies Corp., ≥ 1% owned subsidiary of Evolution Metals NewCo, Inc.
***	100% owned subsidiary of Evolution Metals LLC
****	100% owned subsidiary of Evolution Metals LLC (Korea)

Recent Developments

On January 5, 2026 (the “Closing Date”), following the approval at the special meeting of the shareholders of Welsbach Technology Metals Acquisition Corp., a Delaware corporation (“WTMA”), held on September 2, 2025, WTMA Merger Subsidiary LLC, a Delaware limited liability company, and a wholly owned subsidiary of WTMA (the “Merger Sub”) consummated a merger (the “Merger”) with and into Evolution Metals LLC, a Delaware limited liability company (“EM”) pursuant to an Amended and Restated Agreement and Plan of Merger, dated as of November 6, 2024, as amended by Amendment No. 1 to Amended and Restated Agreement and Plan of Merger, dated as of November 11, 2024, as amended by Amendment No. 2 to Amended and Restated Agreement and Plan of Merger, dated February 10, 2025, as amended by Amendment No. 3 to Amended and Restated Agreement and Plan of Merger, dated March 31, 2025, as amended by Amendment No. 4 to Amended and Restated Agreement and Plan of Merger, dated June 11, 2025, as amended by Amendment No. 5 to Amended and Restated Agreement and Plan of Merger, dated July 21, 2025, and as amended by Amendment No. 6 to Amended and Restated Agreement and Plan of Merger, dated January 5, 2026 (the “Merger Agreement”). Accordingly, the Merger Agreement was adopted, and the Merger and other transactions contemplated thereby (collectively, the “Business Combination”) were approved and completed. At the closing of the Business Combination (the “Closing”) on January 5, 2026, pursuant to the Merger Agreement, Merger Sub merged with and into EM, with EM surviving the Merger as a wholly owned subsidiary of WTMA. On the Closing Date, pursuant to the Business Combination, WTMA changed its name to Evolution Metals & Technologies Corp. As part of the Business Combination and prior to the closing of the Merger, EM acquired Handa Lab Co., Ltd., a Korean company (“Handa Lab”), KCM Industry Co., Ltd., a Korean company (“KCM”), KMMI INC., a Korean company (“KMMI”), and NS World Co., Ltd., a Korean company (“NS World” and, collectively with Handa Lab, KCM and KMMI, referred to as the “Korean Companies”).

On January 5, 2026, WTMA, entered into Amendment No. 6 to the Amended and Restated Agreement and Plan of Merger, which amended the Amended and Restated Agreement and Plan of Merger, by among other things, amended the recitals of the Merger Agreement, as well as certain definitions under the Merger Agreement, and also updated the list of minority equityholders.

On January 5, 2026, WTMA entered into that certain Agreement and Plan of Merger, dated as of January 5, 2026, by and among WTMA, EM, NewCo, Inc., a Delaware corporation (“NewCo”), and William David Wilcox Jr., as the sole stockholder of NewCo, as it may be amended or supplemented from time to time (the “Step 7 Merger Agreement”), pursuant to which Merger Sub will merge with and into NewCo (the Step 7 Merger), on the terms and subject to the conditions set forth in the Step 7 Merger Agreement, with NewCo continuing as the surviving corporation in the Step 7 Merger. Thereafter, on January 5, 2026, Merger Sub merged with and into EM, with EM surviving the Step 8 Merger as a wholly owned subsidiary of WTMA. On the Closing Date, pursuant to the Business Combination, WTMA changed its name to Evolution Metals& Technologies Corp.

Precedent Transaction Agreements

As contemplated by the Merger Agreement, EM and WTMA entered into the following transactions that were consummated in connection with the Closing (the “Precedent Transactions”) in order to effectuate the Business Combination and which occurred prior to or at the Closing.

On January 5, 2026, in the first step of the Precedent Transactions, the EM Equityholder formed a wholly owned subsidiary and Delaware corporation (“US NewCo”) and immediately thereafter contributed 13,000 of the limited liability company common member units of EM (the “EM Member Units”) to US NewCo in exchange for 100 shares of common stock of US NewCo.

On January 5, 2026, in the second step of the Precedent Transactions, EM formed (i) a wholly owned subsidiary and Korean Chusik Hosea company (“Korea NewCo”) and (ii) a wholly owned subsidiary and Korean non-Chusik Hosea company (“Korea DRE”).

On January 5, 2026, in the third step of the Precedent Transactions, Korea DRE elected to be classified as a disregarded entity for U.S. federal income tax purposes.

On January 5, 2026, in the fourth step of the Precedent Transactions, EM contributed $78,870,000 (the “Capital Contribution”) to the capital of, and assigned its rights under certain heads of agreement between EM and each of the Korean Companies to Korea NewCo.

On January 5, 2026, in the fifth step of the Precedent Transactions, EM caused Korea NewCo to distribute the Capital Contribution to EM in exchange for 16,571 EM Member Units.

On January 5, 2026, in Step 6-A of the Precedent Transactions, Korea NewCo acquired Korean DRE from EM in exchange for KRW 10,000,000, after which Korea DRE became a wholly owned subsidiary of Korea NewCo.

On January 5, 2026, in Step 6-B of the Precedent Transactions, each equity holder of each of the equityholders of each of the Korean Companies (collectively, the “Korean Equityholders”) who did not exercise his, her or its appraisal rights with respect to all of his, her or its equity interests in the applicable Korean Company exchanged, pursuant to certain share exchange agreements, as amended (the “Korean Company Exchange Agreements”), those of his, her or its equity interests in the applicable Korean Company owned by such equityholder with respect to which such equityholder did not exercise the appraisal right for the respective portions of the EM Member Units and the remaining EM Member Units, which represented the fair market value of the shares of the Korean Companies with respect to which the appraisal rights are exercised, were transferred by Korea NewCo to each applicable Korean Company.

On January 5, 2026, in Step 6-C of the Precedent Transactions, Korea NewCo, pursuant to an agreement and plan of merger, merged with and into Korea DRE, such that the separate existence of Korea NewCo ceased and Korea DRE became the surviving company.

On January 5, 2026, EM and the applicable Korean Companies executed the Step 6-D transaction documents providing for EM’s acquisition of all EM Member Units held by such Korean Companies for an aggregate purchase price of $48,118,084. The payment of Step 6-D is contractually required to occur on the earlier of (i) 14 calendar days following EM’s consummation of a capital raise exceeding $50,000,000, or (ii) the third anniversary of the Korean Company Exchange Agreements, after which the Korean Companies will become wholly owned subsidiaries of Korea DRE following the required redemptions of interests subject to appraisal rights.

On January 5, 2026, in the seventh step of the Precedent Transactions, Merger Sub merged with and into US NewCo pursuant to Step 7 Merger Agreement, such that (i) the separate existence of Merger Sub ceased and US NewCo became the surviving corporation and a wholly owned subsidiary of WTMA and (ii) the EM Equityholder received $61,875,098 worth of WTMA Common Stock in consideration for such merger.

On January 5, 2026, the Merger and related transactions consummated under the Merger Agreement at the Closing were the eighth step of the Precedent Transactions and occurred immediately following the seventh step of the Precedent Transactions.

Registration Rights Agreement

In connection with the Closing, EMAT, WTMA’s sponsor, Welsbach Acquisition Holdings LLC (the “Sponsor”), certain former holders of WTMA Common Stock, certain former members of EM and certain other entities (such holders, collectively, the “RRA Holders”) entered into the Amended and Restated Registration Rights Agreement, dated as of the Closing Date (the “Registration Rights Agreement”), pursuant to which, among other things, EMAT is obligated to file, within 180 days following the Closing Date, a shelf registration statement to register the resale of certain securities of EMAT, including EMAT Common Stock, held by the RRA Holders after the Closing. The Registration Rights Agreement also provides the RRA Holders with certain demand and piggy-back registration rights, subject to certain requirements and customary conditions.

The Registration Rights Agreement will terminate on the earlier of (i) the tenth anniversary of the Closing Date and (b) with respect to any RRA Holder, on the date that such RRA Holder no longer holds any securities permitted to be registered pursuant to the Registration Rights Agreement.

EM Equityholder Support and Lock-up Agreement

In connection with the execution of the Merger Agreement, on November 6, 2024, and amended on February 10, 2025, WTMA entered into the EM Equityholder Support and Lock-up Agreement, as amended, (the “EM Equityholder Support and Lock-up Agreement”) by and among WTMA, EM, the Sponsor and the EM Equityholder. Pursuant to the EM Equityholder Support and Lock-up Agreement, the EM Equityholder acknowledged that he read the Merger Agreement and agreed to, among other things, approve, consent to, and adopt the Merger Agreement, any document contemplated by the Merger Agreement and the transactions contemplated therein by written resolutions undertaken in his capacity as member and manager of EM, as contemplated by the Business Combination including by consenting to certain matters as specified in the EM Equityholder Support and Lock-up Agreement. Pursuant to the EM Equityholder Support and Lock-up Agreement, the EM Equityholder agreed not to, without the prior written consent of the Sponsor and the Board of Directors of EMAT, (i) sell, offer to sell, contract or agree to sell, hypothecate, pledge, grant any option to purchase or otherwise dispose of or agree to dispose of, directly or indirectly, file (or participate in the filing of) a registration statement with the SEC or establish or increase a put equivalent position or liquidate or decrease a call equivalent position within the meaning of Section 16 of the Exchange Act, with respect to any EM Member Units owned by such EM Equityholder, (ii) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of any EM Member Units owned by the EM Equityholder or (iii) publicly announce any intention to effect any transaction specified in clause (i) or (ii) with respect to EMAT Common Stock, in each case, for the duration of the applicable lock-up period. The EM Equityholder Support and Lock-up Agreement and all of its provisions shall terminate and be of no further force or effect upon the earliest of (a) the third anniversary of the Closing, (b) the termination of the Merger Agreement, and (c) as to each EM Equityholder, the written agreement of WTMA, EMAT, the Sponsor, EM and the EM Equityholder. Upon such termination of the EM Equityholder Support and Lock-up Agreements, all obligation of the parties under the EM Equityholder Support and Lock-up Agreement will terminate, without any liability or other obligation on the part of any party thereto, to any person in respect thereof or the transactions contemplated thereby, and no party thereto shall have any claim against another (and no person shall have any rights against such party), whether under contract, tort or otherwise, with respect to the subject matter thereof; provided, however, that the termination of the EM Equityholder Support and Lock-up Agreement shall not relieve any party thereto from liability arising in respect of any breach of the EM Equityholder Support and Lock-up Agreement prior to such termination.

Sponsor Support and Lock-Up Agreement

In connection with the execution of the Merger Agreement, and contemporaneously therewith, on November 6, 2024, as amended on February 10, 2025, the Sponsor and WTMA, EM, and certain other officers and directors of WTMA (the “Sponsor Persons”) entered into the Sponsor Support and Lock-up Agreement (the “Sponsor Support and Lock-up Agreement”), pursuant to which the Sponsor and the Sponsor Persons agreed to, among other things, vote all their WTMA Common Stock in favor of the Merger Agreement and the transactions contemplated thereby, in each case, subject to the terms and conditions contemplated by the Sponsor Support and Lock-up Agreement.

Pursuant to the Sponsor Support and Lock-up Agreement, the Sponsor and the Sponsor Persons agreed not to (i) sell, offer to sell, contract or agree to sell, hypothecate, pledge, grant any option to purchase or otherwise dispose of or agree to dispose of, directly or indirectly, file (or participate in the filing of) a registration statement with the SEC or establish or increase a put equivalent position or liquidate or decrease a call equivalent position within the meaning of Section 16 of the Exchange Act, with respect to any shares of WTMA Common Stock owned by the Sponsor and the Sponsor Persons, (ii) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of any shares of WTMA Common Stock owned by the Sponsor and the Sponsor Persons or (iii) publicly announce any intention to effect any transaction specified in clause (i) or (ii), for the duration of the applicable lock-up period.

The Sponsor Support and Lock-up Agreement will terminate in its entirety, and be of no further force or effect, upon the earliest of (a) the third anniversary of the Closing, (b) the termination of the Merger Agreement, and (c) as to the Sponsor and the Sponsor Persons, the written agreement of WTMA, EMAT, EM, the Sponsor and the Sponsor Persons. Upon such termination of the Sponsor Support and Lock-up Agreement, all obligations of the parties under the Sponsor Support and Lock-up Agreement will terminate, without any liability or other obligation on the part of any party thereto to any person in respect thereof or the transactions contemplated thereby, and no party thereto shall have any claim against another (and no person shall have any rights against such party), whether under contract, tort or otherwise, with respect to the subject matter thereof; provided, however, that the termination of the Sponsor Support and Lock-up Agreement shall not relieve any party thereto from liability arising in respect of any breach of the Sponsor Support and Lock-up Agreement prior to such termination.

Lock-up Agreements

In connection with the Business Combination, on the Closing Date, the stockholders of the Korean Equityholders, EM Convertible Preferred Unit holders, and holders of EM Member Units entered into lock-up agreements with respect to their equity interests and the shares of EMAT Common Stock that they received in the Business Combination pursuant to which they agreed to certain restrictions on transfer of their securities until seven calendar days following the Closing or until up to the third anniversary of the Closing.

Bridge Loan Agreement

On January 5, 2026, EM entered into an unsecured Bridge Loan Agreement with a lender (the “Lender”) pursuant to which the Lender agreed to provide EM with a single-disbursement loan in the aggregate principal amount of $80,000,000 (the “Bridge Loan”). The Bridge Loan bears interest at a fixed rate of 6.00% per annum, payable quarterly in arrears on March 31, June 30, September 30, and December 31 of each year, and matures five Business Days after the Closing Date, subject to earlier repayment upon an event of default. The Bridge Loan is unsecured, contains no collateral or security interest, and may be prepaid by EM at any time without premium or penalty. The proceeds of the Bridge Loan are available to EM for general corporate purposes. The Bridge Loan Agreement contains customary representations, warranties, affirmative and negative covenants, and events of default, including cross-default and bankruptcy-related triggers.

Indemnification Agreements

On the Closing Date, the Company entered into customary indemnification agreements with each of its directors and executive officers. Each indemnification agreement provides for indemnification and advancements by the Company of certain expenses and costs relating to claims, suits or proceedings arising from his or her service to the Company or, at the Company’s request, service to other entities as officers or directors, to the maximum extent permitted by applicable law.

Executive Officer Employment Agreements

On the Closing Date, EMAT entered into executive employment agreements with David Wilcox, Frank Moon, Andrew Knaggs, Christopher Clower, and John Arrastia as its new Executive Chairman, Chief Executive Officer, President, Chief Financial and Operating Officer and Chief Legal Officer, respectively. See “Employment Agreements.”

Item 1A. Risk Factors.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report on Form 10-K, including our historical financial statements and related notes included elsewhere in this Annual Report on Form 10-K, before making a decision to invest in our securities. Any one of these risks and uncertainties has the potential to cause material adverse effects on our business, financial condition and operating results which could cause actual results to differ materially from any forward-looking statements expressed by us and a significant decrease in the value of our common stock. Refer to “Cautionary Statement Regarding Forward-Looking Statements.”

We may not be successful in preventing the material adverse effects that any of the following risks and uncertainties may cause. These potential risks and uncertainties may not be a complete list of the risks and uncertainties facing us. There may be additional risks and uncertainties that we are presently unaware of, or presently consider immaterial, that may become material in the future and have a material adverse effect on us. You could lose all or a significant portion of your investment due to any of these risks and uncertainties.

Risks Related to EM&T’s Financial Condition and Results of Operations

EM&T has a limited operating history as a consolidated company following the Business Combination, which makes it difficult to evaluate its business, prospects, and future operating results.

EM&T was formed as the result of the business combination completed in January 2026, and its historical financial information does not reflect the operations of EM&T as a consolidated public company. While EM&T conducts its business through EM and other operating subsidiaries that have varying operating histories, EM&T itself has a limited operating history in its current structure, scale, and scope. As a result, investors have limited historical information upon which to evaluate EM&T’s business, prospects, and future performance.

Although certain of EM&T’s operating subsidiaries have been engaged in activities related to critical materials processing, recycling, and magnet manufacturing prior to the Business Combination, these businesses were not previously operated or managed as part of a single, vertically integrated platform. Accordingly, EM&T’s historical results may not be indicative of its future performance as a consolidated enterprise.

EM&T may encounter risks, uncertainties, expenses, and difficulties commonly associated with companies transitioning to a larger, integrated operating model, including, among others:

●	limited operating history at the scale and integration level contemplated following the Business Combination, making it difficult to predict future financial performance;

●	the need to raise and deploy substantial additional capital to fund growth initiatives, capital expenditures, and working capital requirements;

●	the possibility of continued operating losses as EM&T invests in scaling operations, integrating subsidiaries, and expanding production capacity;

●	challenges in forecasting and responding to changes in demand, pricing, and regulatory conditions in the critical materials, battery metals, and rare earth magnet markets;

●	risk that customers may delay, reduce, or decline adoption of EM&T’s battery metals, magnet, or related products;

●	limited experience operating EM&T as a single, consolidated public company with centralized governance, reporting, and controls;

●	competition from larger, more established, and better-capitalized companies with greater financial, technical, and operational resources;

●	difficulties in attracting, integrating, and retaining skilled management, engineering, technical, and operational personnel necessary to execute EM&T’s growth strategy; and

●	dependence on key executive, technical, and operational personnel, the loss of whom could adversely affect EM&T’s ability to execute its business plan.

Due to these risks and uncertainties, investors may have difficulty evaluating EM&T’s business and prospects, and EM&T’s actual results may differ materially from expectations or projections.

EM&T has incurred operating losses and may be unable to achieve sustained, long-term profitability and commercial success.

Since the completion of the Business Combination, EM&T has incurred operating losses and expects to continue to incur significant expenses as it integrates its operating subsidiaries, scales production capacity, and expands its vertically integrated critical materials platform. EM&T has not yet generated revenues at levels sufficient to offset its operating expenses, and there can be no assurance that it will achieve or maintain profitability in the future.

EM&T anticipates incurring substantial operating costs, including research and development (“R&D”) expenses, capital expenditures, and integration-related costs, as it seeks to ramp up revenues from the sale of concentrates, oxides, metals, carbonates, sulfates, precursor cathode active materials (“pCAM”), magnets, and their related products. These expenditures are expected to continue until EM&T is able to achieve sufficient scale, operational efficiency, and market adoption of its products.

To achieve sustained profitability and long-term commercial success, EM&T must successfully execute its growth and integration strategy, including, among other things:

●	integrating acquired and future operating businesses into a cohesive, efficient, and scalable platform;

●	expanding production capacity and scaling operations to meet anticipated demand for battery metals, rare earth elements, and related products;

●	reducing unit manufacturing costs through the implementation of automation, robotics, and AI-enabled smart factory technologies;

●	pricing its products competitively while increasing market penetration across end markets such as automotive, aerospace, defense, healthcare technologies, renewable energy, and consumer electronics;

●	commercializing and scaling its recycling processes and manufacturing technologies to capture additional market opportunities; and

●	securing reliable, long-term sources of feedstock, including spent lithium-ion batteries, e-scrap, and other recyclable materials, to support its multi-feedstock processing facilities.

If EM&T fails to execute one or more of these initiatives effectively or within expected timeframes, EM&T may be unable to achieve sustained profitability or generate sufficient cash flows to support its operations.

As EM&T transitions from an integration and scale-up phase to a more mature commercial operating phase, its future revenue growth will depend on factors both within and outside its control. Adverse developments such as reduced global demand for critical materials, pricing pressure, increased competition, regulatory changes, or delays in customer adoption could materially limit EM&T’s revenue growth. In addition, EM&T’s reliance on third-party suppliers for spent lithium-ion batteries and other feedstock exposes it to sourcing volatility, price fluctuations, quality variability, and potential supply disruptions, any of which could adversely affect production yields, operating efficiency, and downstream product output.

If EM&T is unable to generate sufficient revenues, achieve operational efficiencies, or raise additional capital as needed, its ability to continue operations and execute its business plan could be materially and adversely affected, including the risk that EM&T may not be able to continue as a going concern.

EM&T’s future success depends on its ability to execute its growth and go-to-market strategies effectively.

EM&T’s success hinges on its ability to implement its growth and go-to-market strategies, particularly in expanding its production of critical materials, scaling its recycling operations, and integrating its planned acquisitions. EM&T’s future management team must execute these strategies to increase sales, bring new products to market, and capitalize on its proprietary technologies in areas such as AI-driven automation and material recycling. The success of EM&T’s strategy depends on its ability to develop and operate both its planned battery recycling facility and its multi-feedstock processing facility. The battery recycling facility is expected to convert spent lithium-ion batteries into black mass, specifically designed to integrate with its downstream multi-feedstock processing operations. This black mass, along with other third-party sourced material, is expected to then be processed at the multi-feedstock facility into battery-grade carbonates, sulfates, and precursor cathode active materials (pCAMs). Separately, the multi-feedstock facility is expected to also recover rare earth elements, precious metals, and non-ferrous materials from e-scrap such as printed circuit boards (PCBs). If EM&T is unable to secure consistent volumes of spent lithium-ion batteries or high-quality e-scrap at competitive prices, or if the facilities fail to meet downstream product specifications or customer offtake requirements, its ability to generate revenue from these operations could be materially and adversely affected.

However, the success of EM&T’s strategy is subject to several uncertainties, including potential delays in completing acquisitions, longer-than-expected timelines to generate projected revenues, and challenges in developing or commercializing new products. Moreover, EM&T’s growth and go-to-market strategies may prove ineffective due to factors such as unforeseen market conditions, increased competition, or challenges in customer adoption of its products.

If EM&T cannot execute its strategies in a timely or cost-effective manner, it could face significant challenges to its business, financial condition, and ability to achieve profitability. Ineffective execution of these strategies could negatively impact EM&T’s results of operations and its ability to meet its long-term growth objectives.

EM&T’s failure to execute its strategic plans would have a material adverse effect on its operating results and business, harm its reputation and could result in substantial liabilities that exceed its resources.

The estimated costs and timelines developed by EM&T for the large-scale integration, assembly, and production of its concentrates, oxides, metals, carbonates, sulfates, precursor cathode active materials (pCAM), magnets, and their related products are subject to the risks and uncertainties inherent in transitioning from an early-stage company to full commercial operations. EM&T’s growth strategy, which includes the acquisition of multiple businesses and the expansion of its AI-driven smart factory capabilities, is dependent on the successful integration of these acquisitions, scaling its operations, and managing complex manufacturing processes.

EM&T has not yet secured contractual relationships with all component suppliers needed to scale its production capacity. Additionally, EM&T may face challenges in accurately estimating demand for its products, which could lead to inefficiencies, increased costs, or delays in generating revenue. If EM&T fails to properly predict supply and demand for its materials and manufacturing requirements, or if it is unable to invest in the necessary infrastructure, people, and capital equipment in a timely manner, EM&T could experience production delays and higher costs.

In addition, EM&T’s ability to secure sufficient volumes of feedstock — including lithium-ion batteries and e-scrap — will be critical to supporting its planned operations. Volatility or disruptions in the availability, pricing, or quality of these inputs could materially impact its commercial execution.

The success of EM&T’s strategic plans must be considered in light of these risks, complications, and the highly competitive environment in which it operates. There is no assurance that EM&T’s business plan will succeed. Moreover, as a capital-intensive business, EM&T will likely continue to incur substantial operating expenses without generating sufficient revenue to cover these expenditures, which may impact its ability to achieve profitability in the near term.

As a result, any investment in EM&T carries significant risk, and there is a possibility that investors could lose the entirety of their investment.

EM&T’s ability to secure reliable and cost-effective volumes of spent lithium-ion batteries for its planned battery recycling facility is critical to generating black mass feedstock, which is expected to be further refined at its planned multi-feedstock processing facility into downstream battery materials. Failure to secure sufficient battery supply or successfully operate either facility may materially and adversely affect the Company’s operations, financial results, and ability to meet customer demand.

EM&T plans to establish a vertically connected battery recycling facility that will process end-of-life lithium-ion batteries into black mass — a critical intermediate product used in the production of carbonates, sulfates, and precursor cathode active materials (pCAM) at its separate planned multi-feedstock processing facility, specifically designed to integrate with its downstream multi-feedstock processing operations. The success of this two-stage model is dependent on the Company’s ability to secure large volumes of spent lithium-ion batteries from third parties, particularly automotive OEMs, battery manufacturers, fleet operators, and aggregators, and we do not currently have any agreements in place for spent lithium-ion batteries.

However, many high-volume suppliers of spent batteries engage in structured bid or tender processes for disposal and recycling contracts. These competitive procurement processes often prioritize recyclers with proven track records, existing capacity, or vertically integrated logistics — areas where EM&T, as a new market entrant with non-operational facilities, may face significant disadvantages. Inability to win bids or enter into favorable long-term supply contracts may prevent the Company from achieving the scale needed to support downstream processing or meet customer offtake requirements.

Additional risks stem from variability in battery chemistries, degradation levels, and contamination across supplier batches. This inconsistency can reduce black mass yields, affect product purity, increase processing costs, or require costly pre-treatment stages to ensure quality specifications are met at the multi-feedstock facility.

Moreover, as a substantial portion of global battery scrap is generated outside the United States, EM&T’s supply chain may also be exposed to evolving international trade restrictions, export controls, or geopolitical disruptions. Since the Company does not plan to collect or dismantle batteries in-house, it is structurally reliant on external counterparties across this entire supply chain.

If EM&T is unable to secure a stable, scalable, and cost-effective supply of spent lithium-ion batteries through competitive channels, or if its recycling and multi-feedstock processing facilities underperform or face delays, the Company may be unable to fulfill offtake agreements, realize projected margins, or establish itself as a competitive player in the battery materials market. These sourcing and execution risks may significantly impair its financial performance and long-term growth prospects.

EM&T’s ability to secure reliable and cost-effective supplies of e-scrap is critical to its recycling strategy, and failure to do so could materially impair its operations, profitability, and customer relationships.

EM&T intends to process e-scrap — including printed circuit boards (PCBs), hard disk drives, and magnet-containing electronic devices — as a key source of critical materials such as rare earth elements (REEs), precious metals, and other non-ferrous inputs. This recycling strategy supports EM&T’s broader midstream and downstream production plans by providing recovered inputs for use in alloys, magnets, and other advanced materials. However, the Company does not currently operate a formal collection or dismantling infrastructure and will rely entirely on third-party suppliers for access to e-scrap.

As of the date of this Report, EM&T has not entered into long-term supply contracts with e-scrap aggregators or material recovery partners. The Company may be unable to secure such agreements on acceptable terms or may face heightened competition from established processors and new entrants, which could limit feedstock availability or increase procurement costs. Inconsistent or insufficient access to high-grade e-scrap could lead to underutilized processing capacity, lower production volumes, and reduced operating margins.

E-scrap feedstock presents inherent variability in material composition, quality, and recoverable value. Inputs can differ significantly based on device type, origin, and prior usage, and may require additional sorting, pre-treatment, or refinement to meet processing standards. These steps can drive up cost and reduce overall recovery efficiency. In some cases, incoming material may fall below the economic threshold for recovery.

In addition, global e-waste generation and trade flows are subject to export regulations, environmental restrictions, and geopolitical risks. Because EM&T does not control the upstream collection network, it may be exposed to fluctuations in international policy, supply chain disruptions, or force majeure events that impact the availability or pricing of feedstock.

If EM&T is unable to consistently procure high-quality e-scrap at scale and at competitive prices, it may not be able to support its recycling operations, fulfill customer demand, or achieve its targeted operating efficiencies. These challenges could delay commercialization, impair profitability, and materially and adversely impact EM&T’s business and strategic objectives.

Development and future operation of EM&T’s planned lithium-ion battery recycling facility may expose the Company to significant safety, environmental, and regulatory risks, including but not limited to thermal events, fire hazards, explosions, chemical exposure, and electrical accidents.

EM&T intends to construct and operate a lithium-ion battery recycling facility, specifically designed to integrate with its downstream multi-feedstock processing operations as part of its broader battery materials strategy. The facility, which remains in the planning and pre-development stage, is expected to process end-of-life lithium-ion batteries into black mass, which will then be further refined into battery-grade materials at EM&T’s anticipated multi-feedstock processing facility.

While no operations have commenced, lithium-ion battery recycling poses well-documented industrial hazards, particularly during battery discharging, dismantling, shredding, and thermal or chemical processing. The recycling of lithium-ion batteries involves handling volatile materials and operating at elevated temperatures, increasing the risk of thermal runaway, fire, explosion, or release of hazardous substances such as heavy metals and toxic gases. These risks are compounded by the variability in battery chemistries, physical damage to incoming batteries, or the presence of residual charge — all of which may create unsafe working conditions or mechanical instability during processing.

Additionally, the Company may be exposed to risks related to electrical shock or equipment failure due to the high energy density of lithium-ion batteries. These operational risks may require sophisticated safety systems, specialized equipment, environmental controls, and adherence to evolving regulatory standards issued by local, state, and federal authorities, including the EPA and OSHA. The failure to adequately mitigate these hazards could result in material harm to personnel, damage to equipment or property, regulatory enforcement actions, permitting delays, reputational harm, or material financial loss.

Although EM&T intends to implement best-in-class safety systems, fire suppression infrastructure, and standard operating protocols, there can be no assurance that these measures will be sufficient to prevent or contain incidents. Moreover, given the facility has not yet been constructed, the Company faces additional execution risks in designing, permitting, and commissioning a complex industrial operation capable of safely processing spent batteries at commercial scale.

Any material incident at the future recycling facility — whether during development, construction, or operations — could delay the facility’s timeline, increase costs, trigger regulatory scrutiny, or adversely affect EM&T’s ability to deliver downstream products or meet customer commitments.

EM&T may not be able to successfully integrate the business and operations of the subsidiaries that it recently acquired into its future business operations, which may result in EM&T’s inability to fully realize the intended benefits of these acquisitions, or may disrupt EM&T’s current operations, which could have a material adverse effect on EM&T’s business, financial position and/or results of operations.

EM&T will need to integrate the business and operations of the subsidiaries that it recently acquired. This process involves complex operational, technological and personnel-related challenges, which are time-consuming and expensive and may disrupt our ongoing business operations. Furthermore, integration involves a number of risks, including, but not limited to:

●	difficulties or complications in combining the operations of the subsidiaries that it recently acquired;

●	differences in controls, procedures and policies, regulatory standards and business cultures among the combined companies;

●	the diversion of management’s attention from EM&T’s other core business operations;

●	increased exposure to certain governmental regulations and compliance requirements;

●	the potential increase in operating costs;

●	the potential loss of key personnel;

●	the potential loss of key customers or suppliers who choose not to do business with the combined business;

●	difficulties or delays in consolidating the technology platforms of the subsidiaries that it recently acquired, including implementing systems designed to maintain effective disclosure controls and procedures and internal control over financial reporting for the combined company and enable EM&T to continue to comply with GAAP and applicable U.S. securities laws and regulations;

●	unanticipated costs to successfully integrate operations, technologies, personnel of the Operating Companies and other assumed contingent liabilities;

●	difficulties related to comparing financial reports due to differing financial and/or internal reporting systems;

●	making any necessary modifications to internal financial control standards to comply with the Sarbanes-Oxley Act and the rules and regulations promulgated thereunder; and/or

●	possible tax costs or inefficiencies associated with integrating the operations of the combined company.

These factors could cause EM&T to not fully realize the anticipated financial and/or strategic benefits of the acquisitions of the Operating Companies, which could have a material adverse effect on its business, financial condition and/or results of operations.

Even if EM&T is able to successfully operate the Operating Companies, EM&T may not be able to realize the revenue and other synergies and growth that EM&T anticipates from these acquisitions in the time frame that EM&T currently expects, and the costs of achieving these benefits may be higher than what EM&T currently expects, because of a number of risks, including, but not limited to:

●	the possibility that the acquisition may not further EM&T’s future business strategy as EM&T expected;

●	the possibility that EM&T may not be able to expand the reach and customer base for the Operating Companies’ current and future products as expected;

●	the possibility that EM&T may have entered a market with no prior experience and may not succeed in the manner expected; and

●	the possibility that the carrying amounts of goodwill and other purchased intangible assets may not be recoverable.

As a result of these risks, the acquisitions and integration may not contribute to EM&T’s earnings as expected, EM&T may not achieve expected revenue synergies or EM&T’s return on invested capital targets when expected, or at all, and EM&T may not achieve the other anticipated strategic and financial benefits of the acquisitions of the Operating Companies.

EM&T is expected to need to raise additional funds in order to pursue its growth strategy, and these funds may not be available on terms favorable to EM&T or its stockholders, or at all, when needed.

The development, manufacture, and sale of EM&T’s future battery metals, magnets, and its related products are capital-intensive businesses. EM&T’s business plan — which includes acquiring and integrating new companies, scaling production, and implementing AI-driven automation — will require continued capital investment through public or private equity, debt financings, or other sources. These funds will be necessary to support ongoing operations, research and development, and the expansion of facilities. However, such financings may result in dilution of stockholder equity, the issuance of securities with liquidation and dividend preferences, significant interest payments, the imposition of security interests or debt covenants, and other terms that could adversely impact EM&T’s business.

EM&T may seek additional funds through equity, equity-related or debt securities, strategic partnerships, licensing arrangements, or by obtaining credit from government or financial institutions. This capital will be essential for supporting EM&T’s growth plans, including scaling operations, further research and development, infrastructure improvements, and the introduction of new products or services.

If EM&T is unable to secure additional funds when needed, it could hinder the company’s ability to operate efficiently, execute its growth strategy, or achieve its business objectives. This could have a material adverse effect on EM&T’s financial condition, business prospects, and results of operations.

EM&T’s quarterly net sales and operating results are difficult to predict accurately and may fluctuate significantly from period to period, which could cause its stock price to decline if it fails to meet investor expectations.

EM&T is expected to operate in a dynamic and evolving industry, and its operating results may experience significant fluctuations, especially on a quarterly basis. EM&T’s quarterly net sales and operating results may vary significantly due to a variety of factors, many of which are beyond EM&T’s control.

Although EM&T is anticipated to grow from its business plan, accurately forecasting its quarterly operating results is challenging due to several uncertainties, including the reliance on integrating multiple acquired businesses and the demand for EM&T’s battery metals, magnet and rare earth elements, and its related products. If EM&T’s operating results fail to meet the expectations of securities analysts and investors in any given quarter, its stock price may decline. Factors that could contribute to fluctuations in EM&T’s operating results include:

●	Delays or changes in customer orders, including rescheduling, increases, reductions, or cancellations.

●	The timing of customer qualification of EM&T’s products and the commencement of volume sales by customers using those products.

●	Variability in research and development, sales, and marketing expenditures.

●	The pace of market adoption of EM&T’s products in key markets like automotive, aerospace, and defense.

●	The introduction of new products by EM&T or its competitors, and how well EM&T’s products are accepted by customers.

●	Challenges in predicting and meeting changing customer demands.

●	Gaining or losing key customers.

●	The availability, cost, and quality of materials and components from third-party suppliers, along with potential delays in fabrication or delivery.

●	Constraints in production capacity at EM&T’s facilities or third-party subcontractors, including interruptions due to supply chain disruptions.

●	Changes in manufacturing costs and yield fluctuations.

●	Variations in EM&T’s product mix or customer mix each quarter.

●	Expenses related to acquisitions or the integration of new businesses or technologies.

●	Unexpected product returns or price concessions exceeding forecasts.

●	Shifts in industry standards, product obsolescence, or inventory write-downs.

●	Costs related to litigation, including intellectual property disputes.

●	The unpredictability of customer purchasing and budgeting cycles.

●	Loss of key personnel or challenges in attracting skilled employees.

●	Variations in product quality or costs associated with remediation.

●	Adverse economic conditions in key regions where EM and its customers operate.

●	General industry conditions and seasonal trends in EM’s target markets.

●	The impact of geopolitical events, natural disasters, pandemics, or other disruptions on EM’s operations or those of its customers.

EM&T may experience delays in generating or recognizing revenue for several reasons. Open orders at the start of a quarter are generally lower than expected and are often subject to cancellation or rescheduling. Therefore, EM&T is expected to rely heavily on obtaining and fulfilling customer orders during each quarter to meet its sales objectives, and any delays or cancellations could negatively impact on its financial performance. Additionally, EM&T’s customer agreements are expected to allow customers to delay delivery dates or cancel orders without significant penalties.

Given the fixed nature of many of EM&T’s operating expenses, any shortfall in forecasted revenue could significantly impact on its financial results, as the EM&T is expected to have limited flexibility to reduce expenses in the short term. As a result, EM&T’s operating results may decline from one quarter to the next or fall below the expectations of analysts and investors, which could adversely affect its stock price. Due to these factors, EM&T’s quarterly results may vary significantly, and period-to-period comparisons of operating results may not be indicative of future performance. Any shortfall in net sales or income relative to expectations could lead to a decline in EM&T’s stock price.

The expectations for future operating and financial results and market growth of EM&T rely in large part upon assumptions and analyses developed by it. If these assumptions or analyses prove to be incorrect, EM&T’s actual operating results may be materially different from its anticipated results.

EM&T is expected to operate in fast-changing and highly competitive markets, and its expectations for future performance are based on management’s assumptions about its industry, many of which may not be accurate. The anticipated operating results of EM&T depend largely on management’s assessment of when its battery metals, magnet and rare earth elements and its related products will be adopted by customers, which remains uncertain. Moreover, EM&T’s projections are subject to numerous economic, competitive, industry-specific, and other uncertainties and contingencies that are difficult or impossible to predict and often beyond EM&T’s control. Future developments may also affect EM&T’s ability to meet its expectations. As discussed further in this Report, projected future sales and associated cash flows may not materialize in full, or at all.

Furthermore, EM&T’s expected revenue streams such as battery metals production, rare earth magnet manufacturing, and other recycling operations — may never achieve commercial success due to factors such as limited market adoption, competition, or unforeseen challenges in scaling operations. Important factors that may affect EM&T’s actual results and cause its operating and financial results to fall short of expectations include risks related to EM&T’s business, industry performance, the regulatory environment, general economic conditions, and other factors described in the section entitled “Cautionary Statement Regarding Forward-Looking Statements” in this Report.

Additionally, expectations for EM&T’s future performance are based on assumptions that are subject to change. These assumptions do not account for shifts in EM&T’s business prospects, changes in general economic conditions, or unforeseen events or transactions. As a result, long-term expectations inherently become less reliable over time. There can be no assurance that EM&T’s future financial condition or operating results will align with its expectations, or with those of investors and securities analysts. If EM&T’s actual results differ significantly from its projections, it may need to make strategic adjustments that could adversely impact its financial condition and operational results.

Moreover, the estimates and forecasts regarding the size and anticipated growth of EM&T’s target markets may also prove inaccurate. The expected addressable market for EM&T’s products and services may not materialize within the projected timeframe, or at all. Even if the market meets the size and growth estimates presented in this Report, EM&T’s business may not grow at similar rates, which could further affect its financial performance and the market price of EM&T Common Stock.

EM&T may be adversely affected by fluctuations in demand for and prices of battery metals, rare earth elements and its related products.

Because our revenue is expected to be derived from the sale of battery metals, magnets and rare earth elements, and its related products, changes in demand for, and the market prices of, these commodities, as well as taxes, tariffs, and other imposed fees, could significantly impact our profitability. Our financial results may be adversely affected by declines in the prices of battery metals, rare earth elements, and its related products. Prices for these materials are influenced by numerous factors beyond our control, including interest rates, exchange rates, inflation, shipping and logistics costs, global and regional supply and demand, industry trends such as competitor consolidation, and the political and economic conditions of producing countries. Furthermore, supply-side factors play a key role in price volatility, especially for rare earth elements, with production largely controlled by Chinese producers. The Chinese Central Government regulates production via quotas and environmental standards, which may be adjusted over time. Periods of oversupply or speculative trading can lead to significant fluctuations in market prices for these materials.

A prolonged or significant economic downturn in the U.S. or globally could place downward pressure on the market prices of battery metals, rare earth elements, and related products. Sustained periods of low prices could reduce revenue and limit access to development funds, potentially leading to reductions or suspensions in midstream processing operations, asset impairments, and reduced availability of materials for processing.

Demand for our products is closely linked to the demand for downstream products incorporating these materials, including electric vehicles, wind turbines, robotics, medical devices, military equipment, and other advanced technologies, as well as traditional automotive and electronic sectors. A slowdown in these markets may negatively affect demand for our products.

Conversely, extended periods of high commodity prices could lead to economic dislocations that destabilize supply and demand, affecting broader markets. While strong prices are generally beneficial to our financial performance, they can also drive the development of alternative technologies and competing sources, potentially reducing long-term demand for our products.

The success of EM&T’s business will depend, in part, on the growth of existing and emerging uses for battery metals, magnets and rare earth elements, and related products.

The success of our business will depend, in part, on the growth of existing and emerging uses for battery metals, and magnets and rare earth products. Our strategy is to develop these products, which are used in critical existing and emerging technologies such as hybrid and electric vehicles, wind turbines, robotics, medical equipment, military equipment, and other high-growth, advanced motion technologies. The success of our business hinges on the continued growth of these end markets and our ability to successfully commercialize battery metals, magnets and rare earth products in these markets. If the market for these critical technologies does not grow as we expect, grows more slowly than anticipated, or if demand for our products in these markets declines, our business, prospects, financial condition, and operating results could be adversely affected.

Additionally, the market for these technologies, particularly within the automotive industry, is cyclical, exposing us to increased volatility. It remains uncertain how macroeconomic factors will impact our business. Any unexpected costs or delays in commercializing these products we expect to develop, or lower-than-anticipated demand for the critical existing and emerging technologies that utilize our products, could have a material adverse effect on our financial condition and operational results.

Industry consolidation may result in increased competition, which could reduce our revenue.

Some of EM&T’s expected competitors have entered into, or may enter into, acquisitions, partnerships, or other strategic relationships to gain competitive advantages. Additionally, new entrants who are not currently considered direct competitors may enter EM&T’s expected market through such strategic moves. It is expected that this trend will continue as demand for battery metals, magnets and rare earth elements, and its related products increases globally.

Industry consolidation could result in competitors with more compelling product offerings, greater pricing flexibility, or business practices that make it harder for EM&T to compete effectively — whether through pricing, technology, or supply chain advantages. For example, in December 2021, China merged three state entities to form the China Rare Earth Group Co., Ltd., which now controls over half of China’s heavy rare earth supplies. This consolidation provides the China Rare Earth Group Co., Ltd. with enhanced pricing power over key rare earth elements like dysprosium and terbium, likely leading to shifts in the global supply chain.

Such consolidation and competitive pressures could have a material adverse effect on EM&T’s business, impacting its ability to compete on price, maintain market share, and achieve expected revenue growth.

EM&T’s profitability could be adversely affected if we fail to maintain satisfactory labor relations; work stoppages or similar difficulties could significantly disrupt our operations, reduce our revenues, and materially affect our results of operations.

EM&T’s expected production and recycling operations are dependent on the efforts of its employees. There is the potential for EM&T’s employees to seek representation as a collective unit in the future. This could lead to labor disputes, work stoppages, or other disruptions in EM&T’s operations, which could adversely affect its ability to meet production demands, reduce revenues, and materially impact its financial results.

Additionally, any work stoppages by third-party contractors or service providers involved in EM’s operations or development projects — such as the construction of new recycling facilities or expansion efforts — could cause significant delays, disrupt operations, reduce revenues, and have a material adverse effect on EM’s business and financial condition.

A shortage of skilled technicians and engineers may increase operating costs, adversely affecting our results of operations.

The efficient recycling and production of battery metals, magnets and rare earth elements, and related products requires skilled technicians and engineers proficient in modern techniques and equipment. As EM&T expands its operations and develops downstream capabilities, the need for skilled operators, maintenance technicians, engineers, and other specialized personnel will increase significantly.

If EM&T is unable to hire, train, and retain the necessary skilled workforce, it could face rising labor costs and challenges in achieving anticipated production levels on time. Such difficulties may delay operations, increase costs, and materially adversely affect EM&T’s business and financial results.

EM&T will depend on key personnel for the success of our business.

EM&T’s success is heavily dependent on the expertise and leadership of its senior management team and other key personnel. The loss of any member of senior management or key employees could negatively impact EM&T’s operations, strategic direction, and growth. If the services of any of these individuals were no longer available, EM&T may face difficulties in locating, attracting, or hiring qualified replacements on acceptable terms. Failure to retain or promptly replace key personnel could adversely affect EM&T’s business, operations, and overall performance.

Increasing costs or limited access to raw materials may adversely affect our profitability.

EM&T is expected to use significant amounts of feedstocks and raw materials to produce battery metals, magnets and rare earth elements and its related products. We will need to purchase feedstock and raw materials on the open market, exposing us to potential volatility in both the cost and availability of these raw materials. We may not be able to pass increased costs for these raw materials to our customers through price adjustments. A significant rise in the cost, or reduction in the availability, of these raw materials could substantially increase our operating costs, negatively affecting our profit margins and production volumes.

Fluctuations in transportation costs or disruptions in transportation services or damage or loss during transport could decrease our competitiveness or impair our ability to supply products to our customers, which could adversely affect our results of operations.

We will need to transport our products to our existing and future customers wherever they may be located. Finding affordable and dependable transportation is important because it allows us to supply customers around the world. Labor disputes, embargoes, government restrictions, work stoppages, pandemics, derailments, damage or loss events, adverse weather conditions, other environmental events, changes to rail or ocean freight systems or other events and activities beyond our control could interrupt or limit available transport services, which could result in customer dissatisfaction and loss of sales potential and could materially adversely affect our results of operations.

EM&T’s facilities or operations could be adversely affected by events outside of our control, such as natural disasters, wars, or health epidemics or pandemics.

EM&T’s expected operations may be significantly impacted by events beyond its control, including natural disasters, wars, health epidemics or pandemics, or other unforeseen events. For example, if any of EM&T’s facilities, including its planned recycling and production facilities, are located in areas prone to natural disasters such as earthquakes, floods, or wildfires, these events could disrupt operations. Additionally, events like health epidemics or pandemics could lead to disruptions in the supply chain, workforce availability, or transportation logistics, all of which could negatively affect EM&T’s ability to produce and deliver its products.

In the event of major disruptions — such as earthquakes, extreme weather events, pandemics, or system failures — EM&T’s ability to maintain normal operations may be compromised. These events could force EM&T to halt or delay production and shipment of its products, which would lead to increased expenses and operational delays. Furthermore, breakdowns in EM&T’s information systems or communication networks, whether due to external events or technical failures, could further hinder operations.

Such disruptions, which could be outside of EM&T’s control, could have a material adverse impact on EM&T’s business, operating results, and financial condition.

EM&T’s ability to generate revenue may be diminished if substitutes for EM&T’s concentrates, oxides, metals, carbonates, sulfates, precursor cathode active material (pCAM), magnets, and their related products become available or if technological advancements reduce their demand.

The industries and end markets that we expect will rely on EM&T’s rare earth elements, battery metals, magnets, and related products — such as automotive, aerospace, defense, and consumer electronics — are subject to rapid technological advancements. If these industries develop new technologies or products that no longer require these materials, or if alternative materials that can perform similar functions become widely available, it could lead to a decline in demand for EM&T’s products.

A reduction in demand for EM’s rare earth elements, battery metals, and magnets could materially impact its ability to generate revenue, which would have an adverse effect on EM&T’s business, financial condition, and operational results. The emergence of viable substitutes or shifts in technology that reduce reliance on these materials could significantly weaken EM&T’s market position and revenue potential.

If EM&T is deemed to be an investment company under the Investment Company Act, it may be required to institute burdensome compliance requirements and its activities may be restricted, which may make it difficult to operate or to execute its growth plans.

If EM&T is deemed to be an investment company under the Investment Company Act, it will be subject to additional regulatory requirements and its activities may be restricted, including:

●	restrictions on the nature of its investments;

●	limitations on its ability to borrow;

●	prohibitions on transactions with affiliates; and

●	restrictions on the issuance of securities.

Each of these may make it difficult for EM&T to run its business. In addition, the law may impose upon EM&T burdensome requirements, including:

●	registration as an investment company and subsequent regulation as an investment company;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

EM&T is expected to conduct its operations so that it is not required to register as an investment company under the Investment Company Act. Section 3(a)(1)(A) of the Investment Company Act defines an “investment company” as any issuer that is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities. Section 3(a)(1)(C) of the Investment Company Act defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of the issuer’s total assets (exclusive of U.S. Government securities and cash items) on an unconsolidated basis. Excluded from the term “investment securities,” among other things, are U.S. Government securities and securities issued by majority owned subsidiaries that are not themselves investment companies and are not relying on the exemption from the definition of investment company set forth in Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act. Though EM does not believe that its principal activities will subject it to the Investment Company Act, if EM&T were deemed to be subject to the Investment Company Act, compliance with the additional regulatory burdens discussed above would require additional expense and attention from management.

Risks Related to EM&T’s Intellectual Property

EM&T is expected to rely heavily on its intellectual property portfolio. If EM&T is unable to protect its intellectual property rights, its business and competitive position would be harmed.

EM&T may not be able to prevent unauthorized use of its intellectual property, which could harm its business and competitive position. EM&T is expected to rely upon a combination of the intellectual property protections afforded by patent, copyright, trademark and trade secret laws in the United States and other jurisdictions, as well as license agreements and other contractual protections, to establish, maintain and enforce rights in its proprietary technologies. In addition, EM&T is expected to seek to protect its intellectual property rights through nondisclosure and invention assignment agreements with its employees and consultants and through non-disclosure agreements with business partners and other third-parties. Despite EM&T’s efforts to protect its proprietary rights, third-parties may attempt to copy or otherwise obtain and use its intellectual property or be able to design around its intellectual property. Any patent that may be held by EM&T at the Closing or to be issued to EM&T could be challenged, invalidated, unenforceable or circumvented. Monitoring unauthorized use of EM&T’s intellectual property is difficult and costly, and the steps EM&T will take to prevent misappropriation may not be sufficient. From time to time, third-parties may infringe EM&T’s intellectual property rights. Litigation may be necessary to enforce or protect EM&T’s rights or to determine the validity and scope of the rights of others. Any litigation could be unsuccessful, cause EM&T to incur substantial costs, divert resources away from EM&T’s daily operations and result in the impairment of EM&T’s intellectual property. Failure to adequately enforce EM&T’s rights could cause it to lose rights in its intellectual property and may negatively affect its business. In addition, existing intellectual property laws and contractual remedies may afford less protection than needed to safeguard EM&T’s intellectual property portfolio.

Patent, copyright, trademark and trade secret laws vary significantly throughout the world. A number of foreign countries do not protect intellectual property rights to the same extent as do the laws of the United States or have onerous filing requirements. Therefore, EM&T’s intellectual property rights may not be as strong or as easily enforced outside of the United States, and efforts to protect against the unauthorized use of EM&T’s intellectual property rights, technology and other proprietary rights may be more expensive and difficult outside of the United States. Further, competitors may copy its designs and technology and operate in countries in which EM&T will not have prosecuted its intellectual property. Although EM&T’s ownership of future patents may not be disputed, until the process of updating its filings is complete, EM&T’s intellectual property rights with respect to such patents may not be as strong or as easily enforced. Failure to adequately protect EM&T’s intellectual property rights could result in its competitors using its intellectual property to offer products, and competitors’ ability to design around EM&T’s intellectual property would enable competitors to offer similar or better products or services, in each case potentially resulting in the loss of some of EM&T’s competitive advantage and a decrease in its revenue, which would adversely affect EM&T’s business, prospects, financial condition and operating results.

EM&T’s inability to protect its existing and future intellectual property rights could have a material adverse effect on its operations and success.

EM&T is expected to rely primarily on patent, trademark, trade secret and copyright laws in the United States and in other countries in which its products are produced or sold, as well as other contractual restrictions, such as licenses and nondisclosure and confidentiality agreements, to protect EM&T’s current and future intellectual property. Additionally, the patent, trade secret and trademark laws of some countries, or their enforcement, may not protect EM&T’s intellectual property rights to the same extent as the laws of the United States. Failure to protect EM&T’s intellectual property rights may result in the loss of valuable proprietary technologies, which could have a material adverse effect on EM&T’s business, financial condition or operating results. EM&T cannot assure that its intellectual property rights will not be challenged, invalidated, circumvented or rendered unenforceable.

If EM&T fails to successfully enforce its intellectual property rights, its competitive position could suffer. EM&T may also be required to spend significant resources to monitor and police its intellectual property rights. Similarly, if EM&T were to infringe on the intellectual property rights of others, its competitive position could suffer. Furthermore, other companies may duplicate or reverse engineer EM&T’s technologies or design around its patents. In some instances, litigation may be necessary to enforce EM&T’s intellectual property rights and protect its proprietary information, or to defend against claims by third-parties that EM&T’s products infringe their intellectual property rights. Any litigation or claims brought by or against EM&T, whether with or without merit, may incur significant cost and EM&T might not be in the position to finance it. EM&T cannot assure that the outcome of such potential litigation will be in its favor. An adverse determination in any such litigation will impair EM&T’s intellectual property rights and may harm its business, prospects and reputation. In addition, any intellectual property litigation or claims against EM&T could result in the loss or compromise of its intellectual property and proprietary rights, subject it to significant liabilities, require it to seek licenses on unfavorable terms, prevent it from manufacturing or selling certain products or require it to redesign certain products, any of which could harm EM&T’s business and results of operations.

EM&T is expected to file new patents for new inventions that will be incorporated into new products; however, such patent filings may never be issued, or certain claims may be rejected, or may need to be narrowed, which may limit the protection EM&T attempts to obtain. In addition, companies, organizations or individuals, including competitors, may hold or obtain patents, trademarks or other proprietary rights that would prevent, limit, or interfere with EM&T’s ability to make, use, develop, sell or market its products, which would make it more difficult for EM&T to operate its business. These third-parties may have applied for, been granted, or obtained patents that relate to intellectual property, which competes with EM&T’s intellectual property or technology. This may require EM&T to develop or obtain alternative technology, or obtain appropriate licenses under these patents, which may not be available on acceptable terms or at all. Such a circumstance may result in EM&T having to significantly increase development efforts and resources to redesign its technology in order to safeguard its competitive edge against competitors.

With respect to unpatented proprietary manufacturing expertise, continuing technological innovation and other trade secrets necessary to develop and maintain its competitive position, while EM&T generally is expected to enter into confidentiality agreements with its employees and third-parties to protect its intellectual property, EM&T cannot assure you that its confidentiality agreements will not be breached, that they will provide meaningful protection for EM&T’s trade secrets and proprietary manufacturing expertise or that adequate remedies will be available in the event of an unauthorized use or disclosure of EM&T’s trade secrets or manufacturing expertise. In addition, EM&T’s trade secrets and know-how may be improperly obtained by other means, such as a breach of its information technology security systems or direct theft.

EM&T may need to defend itself against intellectual property infringement claims, which may be time-consuming and could cause EM&T to incur substantial costs.

Companies, organizations or individuals, including EM&T’s current and future competitors, may hold or obtain patents, trademarks or other proprietary rights that would prevent, limit or interfere with EM&T’s ability to make, use, develop or sell its products, which could make it more difficult for EM&T to operate its business. From time to time, EM&T may receive inquiries from holders of patents or trademarks inquiring whether EM&T is infringing their proprietary rights and/or seek court declarations that they do not infringe upon EM&T’s intellectual property rights. Companies holding patents or other intellectual property rights relating to recycling and midstream processing of e-Scraps, batteries, spent magnets, rare earth elements and its related products as well as AI and robotics may bring suits alleging infringement of such rights or otherwise asserting their rights and seeking licenses. In addition, if EM&T is determined to have infringed upon a third-party’s intellectual property rights, EM&T may be required to do one or more of the following:

●	cease selling, incorporating or using products that incorporate the challenged intellectual property;

●	pay substantial damages;

●	obtain a license from the holder of the infringed intellectual property right, which license may not be available on reasonable terms or at all; or

●	redesign its products or service offerings.

In the event of a successful claim of infringement against EM&T and its failure or inability to obtain a license to the infringed technology, EM&T’s business, prospects, operating results and financial condition could be materially adversely affected. In addition, any litigation or claims, whether or not valid, could result in substantial costs and diversion of resources and management’s attention.

EM&T also is expected to license patents and other intellectual property from third parties, and EM&T may face claims that its use of this intellectual property infringes the rights of others. In such cases, EM&T may seek indemnification from its licensors under its license contracts with them. However, EM&T’s rights to indemnification may be unavailable or insufficient to cover its costs and losses, depending on its use of the technology, whether it chooses to retain control over conduct of the litigation and other factors.

EM&T’s patent applications may not result in issued patents or its patent rights may be contested, circumvented, invalidated or limited in scope, any of which could have a material adverse effect on EM&T’s ability to prevent others from interfering with its commercialization of its products.

EM&T’s patent applications may not result in issued patents, which may have a material adverse effect on EM&T’s ability to prevent others from commercially exploiting products similar to EM&T’s. The status of patents involves complex legal and factual questions, and the breadth of claims allowed is uncertain. As a result, EM&T cannot be certain that the patent applications that it files will result in patents being issued or that its patents and any patents that may be issued to it will afford protection against competitors with similar technology. Numerous patents and pending patent applications owned by others exist in the fields in which EM&T has developed and is developing its technology. In addition to those who may claim priority, any of EM&T’s existing or pending patents may also be challenged by others on the basis that they are otherwise invalid or unenforceable. Furthermore, patent applications filed in foreign countries are subject to laws, rules and procedures that differ from those of the United States, and thus EM&T cannot be certain that foreign patent applications related to issued U.S. patents will be issued.

Even if its patent applications succeed and EM&T is issued patents in accordance with them, it is still uncertain whether these patents will be contested, circumvented, invalidated or limited in scope in the future. The rights granted under any issued patents may not provide EM&T with meaningful protection or competitive advantages, and some foreign countries provide significantly less effective patent enforcement than in the United States. In addition, the claims under any patents that issue from EM&T’s patent applications may not be broad enough to prevent others from developing technologies that are similar or that achieve results similar to EM&T’s. The intellectual property rights of others could also bar EM&T from licensing and exploiting any patents that are issued from its pending applications. In addition, patents issued to EM&T may be infringed upon or designed around by others, and others may obtain patents that EM&T needs to license or design around, either of which would increase costs and may adversely affect EM&T’s business, prospects, financial condition and operating results.

There is uncertainty regarding the ability of each of the subsidiaries to maintain liquidity sufficient to operate its business effectively, which raises substantial doubt about each subsidiary’s ability to continue as a going concern.

Each of the Company’s recently acquired subsidiaries’ historical financial statements have each been prepared under the assumption that the company will continue as a going concern. The independent auditor for each of the Company’s recently acquired subsidiaries has issued a report on the audited financial statement for the years ended December 31, 2024 and December 31, 2023, as applicable, that includes an explanatory paragraph expressing substantial doubt in the subsidiary’s ability to continue as a going concern for one year from the date of such report. The ability of each subsidiary to continue as a going concern, and the combined company to continue as a going concern is dependent on each subsidiary’s ability to obtain additional equity or debt financing or to generate cash flow from operations. Their financial statements do not include any adjustments that might result from the outcome of this uncertainty. The substantial doubt regarding the potential ability of each subsidiary to continue as a going concern may adversely affect its ability to obtain such debt or equity financing on reasonable terms or at all, or to execute their business strategies. Additionally, if any subsidiary is unable to continue as a going concern, investors, including holders of EM&T Common Stock following the closing of the Business Combination, may lose some or all of their investment.

We are dependent upon information technology systems, operational technology, and digital infrastructure to conduct our business, and these systems are subject to cyber threats, disruption, damage, and failure. Any unauthorized access to, disclosure, or theft of confidential, proprietary, or personal information that we gather, store, or use could harm our reputation, disrupt our operations, subject us to claims or litigation, and adversely affect our business, financial condition, or results of operations.

We maintain significant volumes of information necessary to operate our business, including confidential and proprietary information, intellectual property, operational data, financial records, and personal information relating to employees, customers, suppliers, and other counterparties. We rely on information systems and network infrastructure to operate recycling facilities, manufacturing processes, logistics systems, and financial and accounting functions. Data maintained in digital form is inherently subject to the risk of unauthorized access, modification, exfiltration, destruction, or denial of access, and our systems may be vulnerable to cybersecurity incidents, including malware, ransomware, phishing, social engineering, denial-of-service attacks, insider threats, and other cyberattacks.

We also rely extensively on third-party service providers, cloud platforms, software vendors, and external data systems, including those supporting operational technology at manufacturing and processing facilities. These third parties may be subject to supply chain disruptions, system failures, or cybersecurity breaches, which could impair the availability or integrity of systems on which we depend. In certain circumstances, we provide confidential, proprietary, or personal information to third parties in order to pursue business objectives. While we seek contractual assurances regarding data protection and, where appropriate, monitor vendor security practices, we cannot guarantee that third parties will not experience cybersecurity incidents or that our information will not be compromised.

We seek to maintain information security programs and internal controls designed to identify, assess, and mitigate cybersecurity risks. However, developing and maintaining effective cybersecurity programs is costly, requires ongoing monitoring and investment, and must continually evolve to address emerging threats and vulnerabilities. Cyber threats are becoming increasingly sophisticated, including through the use of artificial intelligence, automation, and advanced social engineering techniques, and we may not be able to anticipate or prevent all forms of attack. As a result, the risk of unauthorized access to or compromise of our systems and data cannot be eliminated, and a material cybersecurity incident could occur despite our efforts.

If our information systems, operational technology, or data are compromised in a material way, our ability to operate our facilities, manage supply chains, conduct financial reporting, or protect proprietary technologies may be impaired. We could experience operational disruptions, production delays, equipment malfunctions, inaccurate recordkeeping, loss of intellectual property, or interruption of customer or supplier relationships. In addition, if personal information of employees or other individuals is misappropriated, we may suffer reputational harm, loss of employee trust or morale, increased regulatory scrutiny, and exposure to litigation, fines, penalties, or remediation costs.

Cybersecurity incidents could also require significant management time and resources to investigate, contain, remediate, and restore affected systems, and may require disclosure to regulators, customers, and counterparties. Our insurance coverage may not be sufficient to cover all losses, damages, or liabilities associated with cybersecurity incidents, and coverage may be subject to exclusions, deductibles, or coverage limits.

Techniques used to gain unauthorized access to or disrupt information systems are under continuous and rapid evolution, and we may not detect all threats in advance or be able to respond effectively to all incidents. As cyber threats continue to evolve, we may be required to incur substantial additional costs to enhance our security measures, modify systems and processes, or respond to and remediate vulnerabilities or incidents. Any of these factors could have a material adverse effect on our business, financial condition, results of operations, or prospects.

Additional Risks Related to the EM&T Common Stock

The price of the EM&T Common Stock may be volatile.

The price of the EM&T Common Stock may fluctuate due to a variety of factors, including:

●	changes in the industries in which EM&T and its customers operate;

●	developments involving EM&T’s competitors;

●	changes in laws and regulations affecting its business;

●	variations in its operating performance and the performance of its competitors in general;

●	actual or anticipated fluctuations in EM&T’s quarterly or annual operating results;

●	publication of research reports by securities analysts about EM&T or its competitors or its industry;

●	the public’s reaction to EM&T’s press releases, its other public announcements and its filings with the SEC;

●	actions by stockholders;

●	additions and departures of key personnel;

●	commencement of, or involvement in, litigation involving EM&T;

●	changes in its capital structure, such as future issuances of securities or the occurrence of additional debt;

●	the volume of shares of EM&T Common Stock available for public sale; and

●	general economic and political conditions, such as recessions, volatile interest rates, local and national elections, fuel prices, international currency fluctuations, corruption, political instability and acts of war or terrorism.

These market and industry factors may materially reduce the market price of EM&T Common Stock regardless of the operating performance of EM&T.

Our failure to meet the continued listing requirements of The Nasdaq Global Market could result in a delisting of our common stock.

EM&T Common Stock is currently listed on Nasdaq. If we fail to satisfy the continued listing requirements of The Nasdaq Global Market, such as the corporate governance requirements, minimum bid price requirement or the minimum stockholders’ equity requirement, Nasdaq may take steps to delist the EM&T Common Stock. Any delisting would likely have a negative effect on the price of the EM&T Common Stock and would impair stockholders’ ability to sell or purchase their EM&T Common Stock when they wish to do so.

In addition, we cannot assure you our securities will meet the continued listing requirements to be listed on Nasdaq in the future. If Nasdaq delists our common stock from trading on its exchange, we could face significant material adverse consequences including:

●	a limited availability of market quotations for our securities;

●	a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly resulting in a reduced level of trading activity in the secondary trading market for our common stock;

●	a limited amount of news and analyst coverage for our company; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

If we fail to maintain compliance with all applicable continued listing requirements for the Nasdaq Global Market and Nasdaq determines to delist the EM&T Common Stock, the delisting could adversely affect the market liquidity of the EM&T Common Stock, our ability to obtain financing to repay debt and fund our operations.

EM&T is a “controlled company” within the meaning of the applicable rules of Nasdaq and, as a result, will qualify for exemptions from certain corporate governance requirements. If EM&T relies on these exemptions, its stockholders will not have the same protections afforded to stockholders of companies that are subject to such requirements.

David Wilcox, the Executive Chairman of the Board of Directors of EM&T, indirectly beneficially owns 416,436,066 shares of Common Stock held by The Zeus Trust, UA dated April 15, 2025, where Mr. Wilcox serves as the trustee of the trust, representing approximately 70.18% of the voting power of the outstanding EM&T Common Stock, and, therefore controls a majority of the voting power of EM&T outstanding common stock. EM&T is a “controlled company” within the meaning of applicable rules of Nasdaq. Under these rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements:

●	that a majority of the board consists of independent directors;

●	for an annual performance evaluation of the nominating and corporate governance and compensation committees;

●	that the controlled company has a nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

●	that the controlled company has a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibility.

While EM&T does not intend to rely on these exemptions, EM&T may use these exemptions now or in the future. As a result, EM&T’s stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the Nasdaq corporate governance requirements.

EM&T does not intend to pay cash dividends for the foreseeable future.

EM&T currently intends to retain its future earnings, if any, to finance the further development and expansion of its business and does not intend to pay cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of EM&T’s board of directors and will depend on its financial condition, results of operations, capital requirements, restrictions contained in future agreements and financing instruments, business prospects and such other factors as its board of directors deems relevant. As a result, you may not receive any return on an investment in EM&T Common Stock unless you sell EM&T Common Stock for a price greater than that which you paid for it. See the section entitled “Market Price and Dividend Information.”

EM&T Common Stock may be subject to the “penny stock” rules in the future. It may be more difficult to resell securities classified as “penny stock.”

EM&T Common Stock may be subject to “penny stock” rules (generally defined as non-exchange traded stock with a per-share price below US$5.00) in the future. If   we are unable to maintain our listing on Nasdaq and EM&T Common Stock is no longer listed on the Nasdaq, unless we maintain a per-share price above US$5.00, EM&T Common Stock will become “penny stock.” These rules impose additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as “established customers” or “accredited investors.” For example, broker-dealers must determine the appropriateness for non-qualifying persons of investments in penny stocks. Broker-dealers must also provide, prior to a transaction in a penny stock not otherwise exempt from the rules, a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, disclose the compensation of the broker-dealer and its salesperson in the transaction, furnish monthly account statements showing the market value of each penny stock held in the customer’s account, provide a special written determination that the penny stock is a suitable investment for the purchaser, and receive the purchaser’s written agreement to the transaction.

Legal remedies available to an investor in “penny stocks” may include the following:

●	If a “penny stock” is sold to the investor in violation of the requirements listed above, or other federal or states securities laws, the investor may be able to cancel the purchase and receive a refund of the investment.

●	If a “penny stock” is sold to the investor in a fraudulent manner, the investor may be able to sue the persons and firms that committed the fraud for damages.

These requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security that becomes subject to the penny stock rules. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit the market price and liquidity of our securities. These requirements may restrict the ability of broker-dealers to sell EM&T Common Stock and may affect your ability to resell EM&T Common Stock.

Many brokerage firms will discourage or refrain from recommending investments in penny stocks. Most institutional investors will not invest in penny stocks. In addition, many individual investors will not invest in penny stocks due, among other reasons, to the increased financial risk generally associated with these investments.

For these reasons, penny stocks may have a limited market and, consequently, limited liquidity. We can give no assurance at what time, if ever, EM&T Common Stock will not be classified as a “penny stock” in the future.

If analysts do not publish research about EM&T’s business or if they publish inaccurate or unfavorable research, EM&T’s stock price and trading volume could decline.

The trading market for the common stock of EM&T will depend in part on the research and reports that analysts publish about its business. EM&T does not have any control over these analysts. If one or more of the analysts who cover EM&T downgrade its common stock or publish inaccurate or unfavorable research about its business, the price of its common stock would likely decline. If few analysts cover EM&T, demand for its common stock could decrease and its common stock price and trading volume may decline. Similar results may occur if one or more of these analysts stop covering EM&T in the future or fail to publish reports on it regularly.

EM&T may be subject to securities litigation, which is expensive and could divert management attention.

The market price of EM&T Common Stock may be volatile and, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. EM&T may be the target of this type of litigation and investigation, or past investigations and litigation may resurface in the future. Securities litigation against EM&T could result in substantial costs and divert management’s attention from other business concerns, which could seriously harm its business.

Future resales of the EM&T Common Stock may cause the market price of the EM&T Common Stock to drop significantly, even if EM&T’s business is doing well.

The 2,227,417 shares held by the Sponsor, certain of the Sponsor Persons and the EM Equityholder may be sold after the expiration of the applicable lock-up period under the Sponsor Support and Lock-Up Agreement, and the EM Equityholder Support and Lock-Up Agreement in connection with the recently closed business combination of EM&T and the Organizational Documents. As restrictions on resale end and registration statements (filed after the Closing to provide for the resale of such shares from time to time) are available for use, the sale or possibility of sale of these shares could have the effect of increasing the volatility in EM&T’s share price or the market price of EM&T Common Stock could decline if the holders of currently restricted shares sell them or are perceived by the market as intending to sell them.

Future sales or other dilution of our equity could adversely affect the market price of EM&T Common Stock.

EM&T intends on growing its business organically as well as through acquisitions. One method of acquiring companies or otherwise raising capital is through the issuance of additional equity securities. The issuance of any additional shares of EM&T Common Stock or of preferred stock or convertible securities could be substantially dilutive to holders of EM&T Common Stock. Moreover, to the extent that we issue restricted stock units, performance stock units, options or warrants to purchase shares of EM&T Common Stock in the future and those options or warrants are exercised or as the restricted stock units or performance stock units vest, our stockholders may experience further dilution. Holders of EM&T Common Stock have no preemptive rights that entitle holders to purchase their pro rata share of any offering of shares of any class or series and, therefore, such sales or offerings could result in increased dilution to our stockholders. The market price of our common stock could decline as a result of sales of shares of EM&T Common Stock or the perception that such sales could occur.

EM&T is an emerging growth company and smaller reporting company, and EM&T cannot be certain if the reduced reporting requirements applicable to emerging growth companies and smaller reporting companies make its shares less attractive to investors.

EM&T is an emerging growth company, as defined in the JOBS Act. For as long as EM&T continues to be an emerging growth company, it may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including exemption from compliance with the auditor attestation requirements under Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. EM&T will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the closing of WTMA’s initial public offering, (b) in which EM&T has total annual gross revenue of at least $1.235 billion or (c) in which EM&T is deemed to be a large accelerated filer, which means the market value of shares of the EM&T Common Stock that are held by non-affiliates exceeds $700.0 million as of the prior June 30, and (2) the date on which EM&T has issued more than $1.0 billion in non-convertible debt during the prior three-year period.

In addition, under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. EM&T expects to use this extended transition period for complying with new or revised accounting standards and, therefore, EM&T will not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

EM&T is also a “smaller reporting company” as defined in the Exchange Act. Even after EM&T no longer qualifies as an emerging growth company, it may still qualify as a smaller reporting company, which would allow it to take advantage of many of the same exemptions from disclosure requirements, including exemption from compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in EM&T’s periodic reports and proxy statements.

EM&T will be able to take advantage of the smaller reporting company scaled disclosures provided its voting and non-voting common stock held by non-affiliates is less than $250.0 million measured as of a date within four business days after the consummation of the Business Combination, or EM&T’s annual revenue is less than $100.0 million as of the most recently completed fiscal year reported in the Current Report on Form 8-K filed with EM&T’s Form 10 information. If EM&T is no longer a smaller reporting company after this initial determination, it would need to reflect its re-determined status in any filing that is due after the 45-day period following the consummation of the Business Combination.

If EM&T is determined to be a smaller reporting company following the above determination, it will be able to continue to take advantage of the smaller reporting company scaled disclosures for so long as its voting and non-voting common stock held by non-affiliates is less than $250.0 million measured on the last business day of its second fiscal quarter, or its annual revenue is less than $100.0 million during the most recently completed fiscal year and its voting and non-voting common stock held by non-affiliates is less than $700.0 million measured on the last business day of its second fiscal quarter.

EM&T cannot predict if investors will find its common stock less attractive because the combined company may rely on these exemptions. If some investors find the EM&T Common Stock less attractive as a result, there may be a less active trading market for the EM&T Common Stock and its market price may be more volatile.

The obligations associated with being a public company will involve significant expenses and will require significant resources and management attention, which may divert from EM&T’s business operations.

As a public company, EM&T is subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act. The Exchange Act requires the filing of annual, quarterly and current reports with respect to a public company’s business and financial condition. The Sarbanes-Oxley Act requires, among other things, that a public company establish and maintain effective internal control over financial reporting. As a result, EM&T will incur significant legal, accounting and other expenses. EM&T’s entire management team and many of its other employees need to devote substantial time to compliance and may not effectively or efficiently manage its transition into a public company.

These rules and regulations result in EM&T incurring substantial legal and financial compliance costs and make some activities more time-consuming and costly. For example, these rules and regulations make it more difficult and more expensive for EM&T to obtain director and officer liability insurance, and EM&T may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be difficult for EM&T to attract and retain qualified people to serve on its board of directors, its board committees or as executive officers.

Each of the recently acquired subsidiaries in connection with the Business Combination with EM&T has identified one or more material weaknesses in its internal control over financial reporting which, if not corrected, could affect the reliability of each of the subsidiaries’ and EM&T’s consolidated financial statements and have other adverse consequences.

In the course of preparing the financial statements that are included in this Report, management of each of the recently acquired subsidiaries in connection with the Business Combination with EM&T has identified one or more material weaknesses in internal control over financial reporting. Specifically, (i) EM’s management identified material weaknesses resulting from not employing sufficient accounting resources with appropriate experience and technical expertise to effectively execute controls over certain accounting areas and a lack of review and segregation of duties for manual journal entries for cash and treasury management and purchase-to-pay processes; and (ii) management of each of the Korean Companies identified similar material weaknesses resulting from a lack of formalized internal control and inadequate segregation of duties in the processes over financial reporting, a lack of sufficient levels of human resources and technical accounting experience, a lack of documentation, policies and procedures and inadequate design and operation of control activities, such as information technology general controls. Management of EM&T concluded that the applicable material weakness or weaknesses are due to the fact that, prior to the consummation of the Business Combination, such subsidiaries were private companies with limited resources and did not have the necessary business processes and related internal controls, or the appropriate resources or level of experience and technical expertise, that would be required to oversee financial reporting processes or to address the accounting and financial reporting requirements.

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the applicable subsidiaries’ financial statements would not be prevented or detected on a timely basis. These deficiencies could result in misstatements to such subsidiaries’ financial statements that would be material and would not be prevented or detected on a timely basis.

It may take EM&T time to develop the requisite internal control framework. EM&T’s management may conclude that its internal control over financial reporting is not effective, or the level at which EM&T’s controls are documented, designed, or reviewed is not adequate, and may result in EM&T’s independent registered public accounting firm issuing a report that is qualified. In addition, the reporting obligations may place a significant strain on EM&T’s management, operational and financial resources and systems for the foreseeable future. EM&T may be unable to complete its evaluation testing and any required remediation in a timely manner.

While EM&T intends to implement measures to remediate the material weaknesses in the subsidiaries’ internal control over financial reporting, there is no guarantee that the material weaknesses can be remediated in a timely fashion or at all. The material weaknesses will not be considered remediated until EM&T’s management designs and implements effective controls that operate for a sufficient period of time and EM&T’s management has concluded, through testing, that these controls are effective. EM&T’s management will monitor the effectiveness of EM&T’s remediation plans and make changes EM&T’s management determines to be appropriate.

If not remediated, these material weaknesses could result in material misstatements to EM&T’s annual or interim financial statements that would not be prevented or detected on a timely basis, or in delayed filing of required periodic reports. If EM&T is unable to assert that its internal control over financial reporting is effective, or when required in the future, if EM&T’s independent registered public accounting firm is unable to express an unqualified opinion as to the effectiveness of the internal control over financial reporting, investors may lose confidence in the accuracy and completeness of EM&T’s financial reports, the market price of EM&T Common Stock could be adversely affected and EM&T could become subject to litigation or investigations by Nasdaq, the SEC or other regulatory authorities, which could require additional financial and management resources.

Our certificate of incorporation, as amended, provides that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for substantially all disputes between us and our shareholders, which could limit its stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.

Our certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum the Court of Chancery of the State of Delaware shall be the sole and exclusive forum for any stockholder (including a beneficial owner) to bring (i) any derivative action or proceeding brought on behalf of EM&T, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of EM&T to EM&T or EM&T’s stockholders, (iii) any action asserting a claim against EM&T, its directors, officers or employees governed by the internal affairs doctrine, except for, as to each of (i) through (iii) above, (a) any claim as to which the Court of Chancery determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, or for which the Court of Chancery does not have subject matter jurisdiction, and (b) any action or claim arising under the Exchange Act or the Securities Act for which, unless EM&T consents in writing to the selection of an alternative forum, to the fullest extent permitted by law, the federal district courts of the United States of America shall be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Exchange Act or the Securities Act.

The exclusive forum provision will not apply to suits brought to enforce any liability or duty created by the Exchange of 1934, as amended, the Securities Act of 1933, as amended, or any claim for which the federal courts have exclusive or concurrent jurisdiction. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and employees. Alternatively, a court could find these provisions of our certificate of incorporation to be inapplicable or unenforceable in respect of one or more of the specified types of actions or proceedings, which may require us to incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business and financial condition.

An active market for our securities may not develop and the market price of our Common Stock may decline which would adversely affect the liquidity and price of our securities.

On January 5, 2026, EM&T became a publicly traded company through its business combination with Welsbach Technology Metals Acquisition Corp. (“WTMA”), a special purpose acquisition company. In connection with the closing of the Business Combination, WTMA changed its name to Evolution Metals & Technologies Corp. and our Common Stock commenced trading on the Nasdaq Global Market on January 6, 2026 under the ticker symbol “EMAT.” The price of our securities may vary significantly due to factors specific to the Company as well as to general market or economic conditions. Furthermore, an active trading market for our securities may never develop or, if developed, it may not be sustained. You may be unable to sell your securities unless a market can be established and sustained.

Additionally, the market price of our Common Stock may decline as a result of the Business Combination for a number of reasons including if:

●	investors react negatively to the prospects of our business and the prospects of the Business Combination;

●	the effect of the Business Combination on our business and prospects is not consistent with the expectations of financial or industry analysts; or

●	We do not achieve the perceived benefits of the Business Combination as rapidly or to the extent anticipated by financial or industry analysts.

Substantial future sales of shares of our Common Stock could cause the market price of our Common Stock to decline.

The market price of shares of our Common Stock could decline as a result of substantial sales of our Common Stock, particularly sales by our directors, executive officers and significant stockholders, a large number of shares of our Common Stock becoming available for sale or the perception in the market that holders of a large number of shares intend to sell their shares.

Risks Related to EM&T’s Technology, Products and Manufacturing

EM&T will be subject to many hazards and operational risks at its facilities, that can result in potential injury to individuals, disrupt its business (including interruptions or disruptions in operations at its facilities), and subject EM&T to liability and increased costs (any of which could have a material adverse effect on EM&T’s business, financial condition and results of operations).

EM&T’s processes involve the controlled use of chemicals, including flammable and combustible materials that are potentially hazardous. As a result, EM&T’s operations, including processing activities related to the recovery of materials from lithium-ion batteries and e-scrap including, among other things, the lithium-ion battery recycling process, are subject to various industrial risks, including discharges or releases of flammable or hazardous materials, dangers resulting from confined operating spaces, fires, explosions, and mechanical failures. For example, lithium-ion battery cells can rapidly release stored energy by venting smoke and flames, which can ignite nearby materials and other lithium-ion cells. These risks can result in personal injury, loss of life, catastrophic damage to or destruction of property and equipment or environmental damage, and related legal proceedings, including those commenced by regulators, neighbors, or others. They may also result in an unanticipated interruption or suspension of our operations and the imposition of liability. Any disruption in EM&T’s recycling or production processes could result in delivery delays, scheduling problems, increased costs or production interruption, which, in turn, may result in its customers deciding to utilize EM&T’s competitors.

Notwithstanding EM&T’s plans for extensive safety procedures and training, the risk of injury or property damage will not be completely eliminated. While EM&T expects to maintain adequate insurance coverage, EM&T cannot guarantee that it will be able to maintain adequate insurance at reasonable rates or that its insurance coverage will be adequate to cover claims that may arise. Any incident involving the batteries processed by EM&T could lead to lawsuits, recalls, or redesign efforts, all of which would be time-consuming, costly, and could damage EM&T’s brand image and reputation. In the event of an incident or accident, EM&T’s business could be disrupted and EM&T could be liable for damages, and any such liability could exceed EM&T’s resources, and have a negative impact on its financial condition and results of operations. The loss or shutdown over an extended period of operations at any of EM&T’s facilities, including, among others, our planned lithium-ion battery recycling facility, or any losses relating to these risks could also have a material adverse impact on its business, financial condition, results of operations and prospects.

EM&T’s success will depend on its ability to manufacture its products, including concentrates, oxides, metals, carbonates, sulfates, precursor cathode active materials (pCAM), magnets, and their related products, economically, at scale, with high quality, and in accordance with customer specifications.

EM&T’s success relies heavily on its ability to execute its plans to develop, manufacture, market, and sell its range of products, including battery metals, magnets and rare earth elements, and its related products. This includes securing reliable access to critical spent inputs — such as lithium-ion batteries and e-scrap containing rare earths and precious metals — and efficiently converting those materials into high-value products at commercial scale. EM&T must be able to produce these products in sufficient quantities and to the agreed-upon specifications to meet customer demands across industries such as automotive, aerospace, defense, and consumer electronics.

EM&T has limited experience in large-scale production of these materials and products, and there is no certainty that the technologies it uses will result in efficient, automated, low-cost manufacturing processes capable of meeting the necessary quality, price, design, and production standards. Even if EM&T successfully develops its manufacturing capabilities and reliably sources its components, it may face challenges such as significant delays, cost overruns, or supply chain issues beyond its control. These factors could prevent EM&T from meeting its production timelines or satisfying customer requirements, which could have a material adverse impact on its business, prospects, operating results, and financial condition.

Moreover, any failure by EM&T to develop new technologies or to respond to changes in existing technologies could delay the introduction of new products, resulting in product obsolescence, decreased revenues, and loss of market share to competitors. Additionally, if EM&T’s products or technologies are rendered obsolete or non-competitive by innovations from other companies, or if they fail to comply with prevailing industry standards, EM&T’s financial condition, cash flows, and results of operations could be materially and adversely affected.

EM&T’s success depends on its ability to generate revenue and operate profitably, which relies in part on its ability to identify target customers and convert these contacts into substantial orders or expand existing customer relationships.

EM&T’s profitability will be significantly influenced by its ability to secure orders for its battery metals, magnets and rare earth elements, and its related products. In some cases, EM&T expects these products to be delivered to customers on an early trial deployment basis, allowing customers to evaluate whether they meet their performance requirements before committing to larger, meaningful orders. If EM&T’s target customers decide not to place substantial orders, or fail to order products at all, this could negatively impact EM&T’s business, prospects, and financial performance.

Additionally, some customers may require contractual protections, such as price reductions or compensation, obligating EM&T to either deliver additional products or reimburse them for losses due to late deliveries or failure to meet agreed-upon performance standards. Delays in delivering battery metals, magnets and rare earth elements, and its related products, unexpected performance issues, or other unforeseen complications could prevent EM&T from fulfilling its contractual commitments. This could result in delays in obtaining essential materials, defects in material or workmanship, or production issues, all of which could lead to unanticipated revenue losses, earnings shortfalls, or financial penalties.

Any of these events could have a detrimental effect on EM&T’s business, prospects, operating results, and financial condition.

EM&T may not be able to negotiate material agreements necessary for the operation of its business on satisfactory terms, or at all.

EM&T may not procure the amount of lithium-ion batteries and battery materials necessary for the operation of its battery manufacturing business, which could have a material adverse effect on EM&T’s business, results of operations and financial condition. EM&T expects to rely on third-party suppliers and manufacturers for the purchase of lithium-ion batteries and other battery-related materials. If EM&T or its affiliates are unable to negotiate definitive supply agreements or transaction confirmations with such suppliers on acceptable terms, or if counterparties fail to perform under such agreements, EM&T’s ability to maintain consistent production and meet customer demand may be impaired.

If critical components or raw materials used to manufacture EM&T’s products become scarce or unavailable, it could lead to manufacturing delays and harm EM&T’s business.

EM&T, along with its contract manufacturers, relies on a limited number of suppliers for the raw materials and hardware components necessary to produce its battery metals, magnets and rare earth elements, and its related products. EM&T does not have long-term agreements with its suppliers, meaning they will not be obligated to continue providing the materials or components EM&T requires. This reliance presents significant risks and uncertainties, as EM&T cannot guarantee an adequate or timely supply of necessary raw materials, components, or products.

Lead times for sourcing limited-availability materials can range from six to twelve months, depending on supplier conditions, contract terms, and market demand. Periodically, EM&T may face unreliable access to essential supplies, and shortages could delay order fulfillment. As demand for these components rises, prices may increase, further impacting EM&T’s supply chain.

If EM&T or its contract manufacturers cannot source raw materials and components in the required quantities, quality, or at acceptable prices, EM&T may struggle to deliver its products on time and at a competitive cost. This could lead to customer contract terminations, increased production costs, and significant harm to EM&T’s business, operating results, and financial condition. Moreover, if suppliers are unable or unwilling to provide critical materials, EM&T may need to find alternative suppliers or redesign its products to accommodate different components, likely causing delays in manufacturing and shipping.

EM&T’s dependency on suppliers becomes even more critical when introducing new products, which often require unique components not used in other product lines. Securing reliable sources for these components at the required volumes — driven by unpredictable customer demand — can be challenging. Any supply chain constraints may slow the rollout of new products, adversely affecting EM&T’s business, results of operations, and financial condition.

The impact of the conflict in Ukraine on the global economy, energy and commodity supplies and raw materials is uncertain and may negatively impact EM&T’s business and operations.

The ongoing conflict between Russia and Ukraine, along with the associated sanctions and penalties imposed by governments worldwide, has created substantial uncertainty in the global political and economic landscapes. While EM&T’s operations are expected to be primarily in the United States (e-scrap recycling and battery recycling) and Korea (magnet making and rare earth elements processing), with no direct operations or exposure to customers or vendors in Russia or Ukraine, EM&T will continue to monitor the potential effects these events may have on the global economy, its business, and its operations, as well as those of its suppliers and customers.

For example, the conflict has led to increased inflation, escalating energy and commodity prices, and a constrained availability of certain raw materials, all of which could increase EM&T’s operational costs. EM&T cannot fully predict the long-term impact that current and future governmental actions or global events may have on the economy, the critical minerals and materials industry, or EM&T’s business, financial condition, results of operations, or cash flows.

To the extent that the conflict in Ukraine adversely affects EM&T’s business, it could also heighten other risks, such as disruptions to the supply chain, volatility in raw material prices, cybersecurity threats, shifts in demand for EM&T’s battery metals, magnets and rare earth elements, and its related products, or general market conditions. Any of these factors could negatively impact EM&T’s business, financial condition, results of operations, or cash flows.

EM&T’s profitability may depend on achieving cost reductions through scaling up manufacturing of its products, and failure to do so could materially affect its business.

EM&T will have limited experience in manufacturing certain of its battery metals, magnets and rare earth elements, and its related products at high volumes. It is uncertain whether, or when, EM&T will be able to develop efficient, low-cost manufacturing processes that will allow it to scale production while maintaining the necessary standards of quality, speed, price, engineering, and design.

If EM&T is unable to develop such processes and capabilities, it could have a material adverse impact on its business, financial condition, and results of operations. There is no guarantee that EM&T will achieve significant reductions in labor and machinery costs typically associated with higher production levels. Failure to realize these cost reductions could negatively impact EM&T’s profitability and overall financial performance.

EM&T’s expansion plans include complex projects that will require significant capital expenditures and are subject to significant risks and uncertainties.

As EM&T seeks to grow its business, expanding its production capacity by building additional plants will be critical to meet increasing demand for its battery metals, magnets and rare earth elements, and its related products. These projects will require substantial capital investment, and EM&T’s ability to fund these complex construction projects depends on securing adequate financial resources.

There is no assurance that EM&T will complete these plant construction projects within the projected budget, as unforeseen technical and construction challenges could significantly increase costs. Additionally, EM&T cannot guarantee that these projects will be completed on schedule due to potential delays, cost overruns, permitting issues, or construction difficulties. Furthermore, there is no certainty that the anticipated benefits of these new plants, such as increased production capacity or operational efficiencies, will be realized as expected.

Any significant delays, cost increases, or unforeseen challenges in completing the construction of new plants could prevent EM&T from scaling its operations as planned, which may negatively impact EM&T’s financial condition, customer confidence, and operating results.

Any acquisitions EM&T undertakes may disrupt its business, adversely affect its operations, dilute its stockholders, and expose it to significant costs and liabilities.

Acquisitions are expected to be a key element of EM&T’s business strategy, and EM&T expects to pursue acquisitions to increase revenue, expand its market position, enhance its product and service offerings, and improve its technological capabilities. These acquisitions may also be driven by dynamic market conditions or other strategic and financial goals. However, there is no guarantee that EM&T will identify suitable acquisition targets or successfully complete acquisitions on favorable terms, or at all. Additionally, any acquisitions EM&T does complete could involve several risks, including:

●	The identification, acquisition, and integration of acquired businesses require significant management attention. This diversion of focus, along with challenges in the integration process, could negatively impact EM&T’s business.

●	Acquisitions demand considerable investment, including evaluating which new product and service offerings to acquire, aligning offerings, expanding management capabilities, and improving market presence and technological features.

●	Anticipated benefits from acquisitions may not be fully realized, due to loss of clients or personnel from the acquired business, difficulties in transitioning and supporting clients, failure to achieve expected synergies, or negative organizational effects from integrating new personnel.

●	EM&T may encounter difficulties in integrating personnel, technologies, operations, and existing contracts from the acquired business.

●	EM&T may fail to identify all problems, liabilities, or challenges associated with the acquired business, including intellectual property issues, regulatory compliance, revenue recognition practices, or employee and client concerns.

●	To fund future acquisitions, EM&T may issue additional shares of common stock or pay cash. Issuing shares could dilute current stockholders, while using cash reserves could limit EM&T’s ability to pursue other opportunities. Borrowing funds for cash purchases would increase fixed obligations and potentially impose covenants or restrictions on EM&T’s operations.

●	Acquisitions expose EM&T to assumed known and unknown liabilities, such as contractual, tax, regulatory, and legal obligations from the acquired business, for which indemnities or insurance may be insufficient or unavailable.

●	New acquisitions may generate significant intangible assets, leading to substantial amortization charges and possible impairments.

●	The operations of acquired businesses may require different accounting methodologies, assumptions, and estimates than those used by EM&T, complicating financial statements and increasing the risk of accounting errors or audit complexities.

●	Acquired businesses may lack sufficient internal controls, requiring remediation efforts by EM&T. Integrating these businesses may also require enhancements to EM&T’s internal controls, increasing administrative expenses and the risk of non-compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

●	Acquisitions can sometimes result in disputes with former owners of the acquired company, leading to increased legal expenses, management distractions, and the risk of adverse legal outcomes if EM&T is not the prevailing party.

EM&T’s foreign operations expose EM&T to additional business, financial, regulatory and geopolitical risks, and any adverse event could have a material adverse effect on its results of operations.

EM&T primarily operates in the U.S. and Korea, but its business relationships (customers and suppliers) are expected to span more than five countries, including the U.S., Korea, and several European, Asian, and African nations. EM&T may explore opportunities to expand into new geographic markets and introduce new products. EM&T may also acquire businesses or product lines that strengthen its market position, allow entry into attractive markets, expand technological capabilities, or provide synergistic opportunities.

However, EM&T has limited experience operating outside of its core markets, including the U.S. and Korea. Expanding internationally will require additional resources, infrastructure, and controls, including new manufacturing and assembly facilities. Each new market that EM&T enters may present different characteristics, and success will depend on EM&T’s ability to adapt to these differences. Furthermore, international expansion could expose EM&T’s business to a range of risks, including:

●	Compliance with multiple, potentially conflicting and evolving governmental laws, regulations, and permitting processes, including trade, labor, environmental, banking, employment, privacy, and data protection laws, such as the EU Data Privacy Directive, as well as tariffs, export quotas, customs duties, and other trade restrictions.

●	Adherence to U.S. and foreign anti-bribery laws, including the Foreign Corrupt Practices Act (“FCPA”).

●	Challenges in collecting payments in foreign currencies and managing foreign currency exposure.

●	Longer payment cycles in certain countries, along with difficulties in enforcing contracts and collecting receivables.

●	Complexities in complying with conflicting and changing tax laws across jurisdictions where EM&T operates, as well as the consequences of changes in U.S. tax laws related to international operations.

●	Insufficient protection of proprietary rights in some countries compared to U.S. laws, potentially limiting EM&T’s ability to safeguard its intellectual property.

●	Local laws and business practices that may favor domestic competitors or restrict foreign ownership of certain businesses.

●	Varying regional economic and political conditions.

●	The need to conform to local business customs, including translating materials into foreign languages and associated costs.

●	Reduced availability of government incentives and subsidies in some regions.

●	The need for changes to EM&T’s established business model to fit local markets.

●	Fluctuations in the cost of alternative power sources outside the U.S.

●	Challenges in staffing and managing foreign operations, coupled with higher travel, infrastructure, legal, and compliance costs associated with international business.

●	Unique customer installation challenges in unfamiliar markets, which may require tailored solutions for each country.

●	Differing demand levels across EM&T’s diverse customer base, including commercial and industrial customers, utilities, and independent power producers.

●	Restrictions on the repatriation of earnings.

These risks, along with other unforeseen challenges, could negatively impact the success of EM&T’s international expansion efforts, adversely affecting its results of operations and profitability.

Additionally, instability or disruption in key geographic regions — whether due to war, terrorism, civil unrest, natural disasters, or other factors — could adversely impact EM&T’s business. For example, the ongoing conflict between Russia and Ukraine, which began in February 2022, has led to severe sanctions and export controls imposed by the U.S. and other governments where EM&T plans to operate. The broader consequences of the conflict are difficult to predict but could include further sanctions, regional instability, supply chain disruptions, and adverse effects on macroeconomic conditions, currency exchange rates, and financial markets — all of which could negatively affect EM&T’s business or results of operations.

Exchange rate fluctuations may materially affect EM&T’s results of operations and financial conditions.

Fluctuations in exchange rates, particularly between the U.S. dollar, Korean won, and the euro, may adversely affect EM&T. EM&T’s business may be affected by fluctuations in exchange rates, which may have a significant impact on EM&T’s results of operations and cash flows from period to period.

EM&T is subject to anti-corruption, anti-bribery, anti-money laundering, financial and economic sanctions and similar laws, and non-compliance with such laws could subject EM&T to administrative, civil and criminal fines and penalties, collateral consequences, remedial measures and legal expenses, all of which could materially and adversely affect EM&T’s business, prospects, financial condition and results of operations and also its reputation.

EM&T is subject to anti-corruption, anti-bribery, anti-money laundering, financial and economic sanctions and similar laws and regulations in various jurisdictions in which EM conducts or in the future may conduct activities, including the FCPA and other anti-corruption laws and regulations, including in foreign jurisdictions. The FCPA will prohibit EM&T and its officers, directors, employees and business partners acting on EM&T’s behalf, including agents, from corruptly offering, promising, authorizing or providing anything of value to a “foreign official” for the purposes of influencing official decisions or obtaining or retaining business or otherwise obtaining favorable treatment. The FCPA also requires companies to make and keep books, records and accounts that accurately reflect transactions and dispositions of assets and to maintain a system of adequate internal accounting controls. A violation of these laws or regulations in the U.S. or foreign jurisdictions could materially and adversely affect EM&T’s business, financial condition and results of operations and also its reputation. Although EM&T’s policies and procedures are expected to be designed to ensure compliance with these regulations may not be sufficient and EM&T’s directors, officers, employees, representatives, consultants, agents, and business partners could engage in improper conduct for which EM&T may be held responsible.

Non-compliance with anti-corruption, anti-bribery, anti-money laundering or financial and economic sanctions laws could subject EM&T to whistleblower complaints, adverse media coverage, investigations, and severe administrative, civil and criminal sanctions, collateral consequences, remedial measures and legal expenses, all of which could materially and adversely affect EM&T’s business, prospects, financial condition and results of operations and also its reputation. In addition, changes in economic sanctions laws in the future could adversely impact EM&T’s business and investments in its securities.

Cybersecurity breaches or information technology disruptions could impact EM&T’s business and operations.

EM&T’s information technology systems could be breached by outside parties’ intent on extracting information or disrupting business processes. EM&T’s systems are expected to contain critical information about its business, including intellectual property and confidential information of its customers, suppliers and employees. While EM&T is expected to have safeguards in place to prevent unauthorized access and to safeguard its information systems against cyberattacks, the risk of outside parties accessing EM&T’s information systems remains. Additionally, continued geopolitical turmoil, including the ongoing conflict between Russia and Ukraine, has heightened the risk of cyberattacks. Like many businesses, EM&T’s information technology systems will likely be subject to unauthorized access attempts, which could disrupt EM&T’s business operations and result in failures or interruptions in its computer systems and in loss of critical information and assets, including EM&T’s intellectual property and confidential business information. In addition, the theft and/or unauthorized use or publication of EM&T’s trade secrets and other confidential business information as a result of such an incident could adversely affect its competitive position, result in a loss of confidence in the adequacy of its threat mitigation and detection processes and procedures, cause EM&T to incur significant costs to remedy the damage caused by the incident, divert management’s attention and other resources, and reduce the value of EM&T’s investment in research and development.

Computer malware, viruses, ransomware, hacking, phishing attacks and other network disruptions could result in security and privacy breaches, loss of proprietary information and interruption in service, which would harm EM&T’s business.

Computer malware, viruses, physical or electronic break-ins and similar disruptions could lead to interruption and delays in EM&T’s services and operations and loss, misuse or theft of data. Computer malware, viruses, ransomware, hacking, phishing attacks or denial of service, against online networks have become more prevalent and may occur on EM&T’s systems. Any attempts by cyber attackers to disrupt EM&T’s future services or systems, if successful, could harm EM&T’s future business, introduce liability to data subjects, result in the misappropriation of funds, be expensive to remedy and damage EM&T’s reputation or brand. Insurance may not be sufficient to cover significant expenses and losses related to cyber-attacks. Any measures EM&T may implement or adopt in the future that are designed to detect and protect against cyber attacks, EM&T’s facilities and systems, and those of its third-party service providers, could be vulnerable to security breaches, computer viruses, lost or misplaced data, programming errors, scams, burglary, human errors, acts of vandalism, or other events. Efforts to prevent cyber attackers from entering computer systems are expensive to implement, and EM&T may not be able to cause the implementation or enforcement of such preventions with respect to its third-party vendors. Though it is difficult to determine what, if any, harm may directly result from any specific interruption or attack, any failure to maintain performance, reliability, security and availability of systems and technical infrastructure may, in addition to other losses, harm our reputation, brand and ability to attract customers. There are several factors ranging from human error to data corruption that could materially impact the efficacy of any processes and procedures designed to enable EM&T to recover from a disaster or catastrophe, including by lengthening the time services are partially or fully unavailable to customers and users. It may be difficult or impossible to perform some or all recovery steps and continue normal business operations due to the nature of a particular cyber-attack, disaster or catastrophe or other disruption, especially during peak periods, which could cause additional reputational damages, or loss of revenues, any of which would adversely affect its business and financial results.

Fluctuations in the price of certain feedstock and raw materials, and EM&T’s inability to obtain raw materials and products, could have an adverse effect on the margins of its products, its business, and its operating results.

The cost of feedstock and raw materials that EM&T is expected to purchase from suppliers, including e-scrap, spent batteries, spent magnets, rare earth oxides and its related products, is expected to directly impact its product margins. As EM&T develops its processing capability, it may require additional feedstock and raw materials. The costs of these raw materials have been volatile, with increases driven by higher production costs and demand surges in the markets where EM&T operates in the future.

The prices of these materials fluctuate based on market conditions, global demand, and factors such as international trade relationships and the imposition of tariffs. Any reduced availability of these materials could lead to higher prices, negatively impacting EM&T’s profitability if it cannot pass on the increased costs through its products and services.

EM&T expects that the success of its business could be highly correlated to general economic conditions.

EM&T expects that the demand for its products and services could be highly correlated with general economic conditions, as a substantial portion of its revenue is expected to be derived from discretionary spending, which typically declines during times of economic instability. Declines in economic conditions, including high rates of inflation and rising interest rates, in the United States or in other countries in which EM&T expects to operate may adversely impact its financial results. EM&T’s ability to develop its business may be adversely affected by sustained economic weakness and uncertainty, including the effect of wavering consumer confidence, high unemployment and other factors. The inability to develop EM&T’s business would adversely affect its business, financial conditions and results of operations, and thereby an investment in its common stock.

EM&T is expected to compete with companies that have significantly more resources for their research and development efforts than EM&T or have received government contracts for the development of new products.

Several of EM&T’s competitors have received substantial funding from government or government-related sources to develop various technologies or products. Many of these organizations, along with several of EM&T’s other competitors, have longer operating histories and greater financial, technical, manufacturing, marketing, and sales resources than EM&T has. These competitors can leverage their substantial resources to gain a competitive advantage in the space.

Some of EM&T’s competitors may have broader product offerings and could leverage existing relationships with partners and customers to capture more business, potentially discouraging customers from engaging with EM&T. This may include offering products at zero or negative margins or bundling products and services. Additionally, innovative start-ups and larger companies making significant investments in research and development may develop similar or superior technologies that compete directly with EM&T’s offerings.

EM&T’s competitors may also form strategic partnerships or establish cooperative relationships with third parties, further enhancing their competitive advantage. If EM&T is unable to compete effectively, or if it must take costly actions to respond to competitive pressures, its business, financial condition, and results of operations could be adversely impacted.

In the markets EM&T is developing products for, it expects increasing competition, partly due to industry consolidation. This has enabled companies to strengthen their competitive positions and better compete against EM&T in the future. Competitors are expected also to vie with EM&T to:

●	Attract acquisition, joint venture, or collaboration opportunities.

●	License proprietary technologies that compete with those EM&T expects to develop.

●	Secure funding.

●	Attract and retain talented personnel.

These competitive factors may make it more challenging for EM&T to attract and retain customers, increase sales and marketing expenses, reduce profit margins, lower prices to stay competitive, and ultimately reduce market share and revenue. Any of these could materially impact EM&T’s financial condition and operating results.

There is no assurance that EM&T will be able to compete effectively against expected competitors. These expected competitors may succeed in developing and commercializing products faster than EM&T. Additionally, they may develop superior products or technologies that could render EM&T’s offerings obsolete or non-competitive. Failure to compete successfully could harm EM&T’s marketing efforts and financial health.

EM&T’s business and financial results may be adversely affected by the demands of operating in multiple jurisdictions and the need to comply with a myriad of foreign and domestic laws and regulations, including various environmental, health and safety, employment and taxation laws and regulations.

EM&T operates in multiple international jurisdictions and, face regulatory risks across these regions. EM&T is subject to a broad range of federal, state, local, and foreign environmental and safety laws, regulations, directives, rules, and ordinances. These are expected to cover employee health and safety, product composition, taxation, the discharge of pollutants into air and water, and the management and disposal of hazardous substances and waste. Compliance with these regulations, alongside any future changes in EM&T’s operations, may result in significant capital and operational costs, potentially having a material adverse impact on its financial performance.

EM&T may also incur substantial costs, such as fines, damages, or remediation expenses, or face interruptions to its operations due to violations of these laws, regulations, or permit requirements. Additionally, as EM&T develops its capacity, it may need to obtain permits, which could be costly and time-consuming. EM&T may encounter difficulties in securing these permits, which could delay or impede its growth plans.

Furthermore, the laws and regulations applicable to EM&T’s operations could change over time. New legislation or changes in the interpretation or enforcement of existing laws may force EM&T to alter its operations, increase costs, or limit certain business activities. On July 4, 2025, President Trump signed into law a legislation commonly referred to as One Big Beautiful Bill (“OBBB”) which extended a number of the expiring tax provisions currently in the Code and added a number of new ones. EM&T has not made any assessment at this time of how it may be affected by the tax provisions in OBBB, and whether any such provisions could have an adverse impact on EM&T’s tax liabilities or effective tax rate in the future. Any violations of environmental, health, and safety regulations could expose EM&T to administrative, civil, or criminal proceedings, resulting in substantial fines or other sanctions that may disrupt or limit its operations.

These challenges could have a material adverse effect on EM&T’s financial condition and operational results.

Potential litigation, regulatory actions or government investigations may significantly harm EM&T’s financial position, reputation and operating results.

EM&T may be involved, from time to time, in litigation or investigations arising in the normal course of business, such as contractual disputes, other commercial disputes, intellectual property matters, personal injury claims and other disputes with individuals, environmental issues, tax matters, and employment matters. These issues can be costly, and it is difficult to predict the financial exposure, if any, which may result from these matters. EM&T cannot assure that any such exposure, if any, will not be material to its business. Such litigation or investigations may also negatively impact EM&T’s reputation.

EM&T’s insurance coverage may not be adequate to protect it from all business risks.

EM&T may be subject, in the ordinary course of business, to losses resulting from products liability, accidents, acts of God, and other claims against it, for which EM&T may have insufficient or no insurance coverage. The insurance policies that EM&T has may include significant deductibles or self-insured retentions, and EM&T cannot be certain that its insurance coverage will be sufficient to cover all future losses or claims against it. A loss that is uninsured or exceeds policy limits may require EM&T to pay substantial amounts, which could adversely affect EM&T’s financial condition and operating results.

If EM&T does not maintain effective internal control over financial reporting, it may not be able to accurately report its financial results in a timely manner or prevent fraud, which may adversely affect investor confidence in its financial reporting and adversely affect its business and operating results and the market price for its common stock.

Effective internal control over financial reporting is necessary for EM&T to provide reliable financial reports. EM&T may discover areas of its internal control over financial reporting that need improvement. If EM&T fails to properly and efficiently maintain an effective internal control over financial reporting, it could fail to report its financial results accurately.

EM&T may identify material weaknesses in the future, which could limit its ability to prevent or detect a material misstatement of its annual or interim financial statements. The occurrence of, or failure to remediate, any material weaknesses EM&T may identify could result in EM&T’s failure to maintain compliance with legal requirements, including Section 404 of the Sarbanes-Oxley Act and rules regarding timely filing of periodic reports, in addition to applicable stock exchange listing requirements, could cause investors to lose confidence in EM&T’s financial reporting, and could have an adverse effect on the market price of EM&T’s common stock. In addition, the occurrence of, or failure to remediate, any material weaknesses EM&T may identify in the future could increase the possibility of legal proceedings or a review by the SEC and other regulatory bodies. The costs of defending against such legal proceedings or administrative actions could be significant. EM&T also could face monetary judgments, penalties or other sanctions that could have a material adverse effect on its business, results of operations and financial condition.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

Cybersecurity Risk Management and Strategy

Following the closing of the Business Combination, we rely on information technology systems, network infrastructure, operational technology, and digital platforms to operate our business, manage manufacturing processes, support recycling operations, interact with suppliers and customers, maintain financial records, and process transactions. Our information systems include internally developed systems and processes, as well as systems and services provided by third-party vendors and cloud service providers.

Our information systems and operational technology may be vulnerable to cybersecurity threats and incidents, including unauthorized access, malicious code, ransomware, phishing, social engineering, insider threats, denial-of-service attacks, and other cyber-attacks that could compromise the confidentiality, integrity, or availability of our systems or data. Cybersecurity threats have become increasingly sophisticated, including as threat actors leverage artificial intelligence, automation, and advanced social engineering techniques, and may originate from criminal organizations, insiders, or state-sponsored actors.

The Company is subject to cyber threats in the ordinary course of business. While we have not experienced any material cybersecurity incidents to date, we cannot assure that future incidents will not occur. We recognize that cybersecurity threats pose ongoing risks which, if realized, could have a material adverse impact on our business, financial condition and results of operations. A successful cybersecurity incident could result in business disruption, loss of intellectual property, regulatory exposure, reputational harm, or financial losses, any of which could materially and adversely affect our business, results of operations, or financial condition. For additional discussion of cybersecurity risks, see “Item 1A. Risk Factors.”

The Company is in the process of evaluating and developing its cybersecurity risk management framework. As part of this process, the Company is considering the implementation of formal cybersecurity policies, procedures, and controls designed to identify, assess, and mitigate cybersecurity risks. These measures may include access controls, network monitoring, data backup procedures, incident response planning, vendor risk management practices, and employee awareness training, among other safeguards.

Management’s Role in Cybersecurity

Following the closing of the Business Combination, cybersecurity risk management is overseen by senior management under the supervision of the Company’s Chief Executive Officer (“CEO”). The Company’s Chief Financial Officer (“CFO”) and Chief Operating Officer (“COO”), together with the internal IT personnel (collectively, the “IT Security Team”), are expected to support the development and implementation of cybersecurity policies, controls, and incident response procedures.

In connection with the Company’s growth and integration of new operating subsidiaries, including international operations, the Company expects to continue enhancing its cybersecurity governance structure, internal controls, and monitoring capabilities.

Governance

Following the closing of the Business Combination, the Audit Committee of the Board of Directors is expected to oversee cybersecurity-related risks as part of its broader oversight of the Company’s risk management processes. The Audit Committee may receive periodic updates from management regarding cybersecurity risks, controls, incident response planning, and significant developments in the Company’s information security posture.

Management intends to report to the Audit Committee on cybersecurity matters as part of its broader enterprise risk management reporting, including any significant cybersecurity threats, incidents, or remediation efforts. The Audit Committee is also expected to oversee management’s efforts to assess cybersecurity risks associated with third-party vendors, cloud service providers, and operational technology systems used in manufacturing and recycling facilities.

The Board and Audit Committee are expected to consider cybersecurity risk as an integral component of the Company’s overall risk management framework and strategic planning process.

Item 2. Properties.

Our executive offices are located at 4040 NE 2nd Ave, Ste 348, Miami, Florida 33137, and our telephone number is (561) 225-3205.

Item 3. Legal Proceedings.

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. To the knowledge of our management, there is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such or against any of our property which we believe would have a material effect on our business, financial position or results of operations and, to the best of our knowledge, there are no such legal proceedings contemplated or threatened.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

(a) Market Information

The Company’s securities were previously traded under the symbols of its predecessor, Welsbach Technology Metals Acquisition Corp. (“WTMA”), on Nasdaq. WTMA’s units (each consisting of one share of common stock and one-half of one warrant), common stock, and rights were listed under the symbols “WTMAU,” “WTMA,” and “WTMAR,” respectively. At the effective time of the Business Combination between WTMA and Evolution Metals, each WTMA unit automatically separated into its component securities and ceased trading as a separate security.

Upon completion of the Business Combination, the combined company, Evolution Metals & Technologies Corp. (“EM&T”), began trading on Nasdaq under the symbol “EMAT” for its Common Stock.

EM&T’s Common Stock has been publicly traded only for a limited period following the completion of the Business Combination. Accordingly, there was no established public trading market for EM&T’s Common Stock prior to that time.

On February 19, 2026, the last reported sale price of our Common Stock was $11.90 per share.

(b) Holders

On February 19, 2026, there were 73 holders of record of our common stock.

(c) Dividends

EM&T has not paid any cash dividends on its Common Stock to date. The Company currently intends to retain any future earnings, if any, to fund operations, support expansion, and service debt obligations, and therefore does not anticipate declaring or paying cash dividends in the foreseeable future. Any future determination to declare and pay dividends will be at the discretion of EM&T’s Board of Directors and will depend on, among other factors, the Company’s results of operations, financial condition, cash requirements, contractual restrictions, and other considerations that the Board may deem relevant. In addition, EM&T’s ability to pay dividends may be restricted by covenants under existing or future indebtedness incurred by the Company or its subsidiaries.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

Equity Incentive Plan

At the September 2, 2025, Special Meeting, WTMA stockholders confirmed their approval and adoption of the Evolution Metals & Technologies Corp. 2025 Equity Incentive Plan (the “Equity Incentive Plan”), which the WTMA stockholders previously approved and adopted at the special meeting of WTMA stockholders held on June 26, 2025 (the “June Special Meeting”). The Equity Incentive Plan became effective upon the Closing Date. The Equity Incentive Plan allows the Company to make equity and equity-based incentive awards, in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares, cash-based awards, and certain other awards based on or related to shares of EMAT Common Stock, to officers, employees, directors and consultants.

225,000,000 shares of Common Stock are initially available for issuance or transfer pursuant to awards under the Equity Incentive Plan. On January 1st of each calendar year commencing January 1, 2026 and ending January 1, 2035, an additional number of shares of Common Stock will become available under the Equity Incentive Plan, with each such annual increase equal to the lesser of (A) 3% of the number of shares of Common Stock outstanding on December 31st of the immediately preceding calendar year, or (B) such lesser number of shares of Common Stock as determined by the EM&T board of directors or the compensation committee of such board (the “Share Pool.) The Share Pool is subject to adjustment in the event of a reorganization, recapitalization, stock split, stock dividend, reverse stock split, other similar change in the corporate structure of EM&T, or other corporate transaction or event having an effect similar to any of the foregoing, as further described in the Equity Incentive Plan (each, an “Adjustment Event”). The maximum aggregate number of shares of Common Stock that may be issued upon exercise of incentive stock options under the Equity Incentive Plan shall not exceed 225,00,000, as adjusted for Adjustment Events in accordance with the terms of the Equity Incentive Plan.

Outstanding Equity Awards at 2025 Fiscal Year End

None.

(e) Recent Sales of Unregistered Securities

During the past three years, the Company issued the following securities without registration under the Securities Act of 1933, as amended (the “Securities Act”):

Non-Redemption Agreement

In connection with the Company’s special meeting of stockholders held in June 2025 to approve an extension of the deadline to consummate a business combination from June 30, 2025 to September 30, 2025, the Company entered into a non-redemption agreement with certain stockholders pursuant to which an aggregate of 35,205 shares of common stock were issued to such stockholders in consideration for their agreement not to redeem their shares. The issuance of these shares was made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act as a transaction not involving a public offering.

Issuances for Services

During the fourth quarter of 2025, the Company issued an aggregate of 490,000 shares of common stock to certain service providers as consideration for services rendered to the Company. These issuances were made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act as transactions not involving a public offering.

No underwriting discounts or commissions were paid in connection with the foregoing issuances.

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

Overview

Evolution Metals & Technologies Corp. is a fully integrated critical materials and technology company focused on building a secure, reliable, and self-sustaining U.S.-aligned supply chain for critical minerals and materials (“CMM”), including rare earth elements (“REEs”), primarily through the recycling of end-of-life materials (“urban mining”). End-of-life materials are recovered from products that have reached the end of their useful service life — such as batteries, electronic devices, motors, and magnets — which can no longer perform their intended function but still contain valuable metals and materials that can be recycled and reused in new manufacturing. EM&T owns and operates across the following midstream to downstream segments: (i) feedstock processing, (ii) oxide production, (iii) metal and alloy manufacturing, (iv) powder production, (v) the manufacture of bonded and sintered rare earth magnets, (vi) battery-grade sulfates and carbonates, (vii) precursor cathode active materials (“pCAM”), (viii) precious metals, and (ix) base metals. These outputs integrate directly into the supply chains of, and are suitable for direct delivery to, gigafactories, defense suppliers, original equipment manufacturers (“OEMs”), and refineries. EM&T’s own operations are supported by advanced recycling processes, proprietary automation, and artificial intelligence-enabled systems, allowing the Company to continue to operate at commercial scale using proven technologies and experienced operating personnel.

History of EM&T

Evolution Metals & Technologies Corp. (the “Company”) (formerly known as Welsbach Technology Metals Acquisition Corp. (“WTMA”)) was a blank check company incorporated in the State of Delaware for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. WTMA consummated its initial public offering in 2021, and its securities were listed on The Nasdaq Stock Market LLC (“Nasdaq”).

Evolution Metals LLC (“EM”), a Delaware limited liability company, was formed in February 2024 for the purpose of building an integrated midstream and downstream critical materials platform focused on recycling, processing, and manufacturing products derived from end-of-life materials, including rare earth elements, permanent magnets, battery metals, and precious metals.

In connection with its formation, EM was organized as a holding company intended to acquire and integrate operating businesses with established commercial capabilities across critical materials recycling, metal and alloy manufacturing, and advanced materials processing.

Prior to the consummation of the Business Combination, EM completed the acquisition of (i) Handa Lab Co., Ltd., (ii) KCM Industry Co., Ltd., (iii) KMMI INC., and (iv) NS World Co., Ltd., each a corporation organized under the laws of the Republic of Korea (collectively, the “Korean Companies”). The Korean Companies operate commercial-scale facilities engaged in the production of rare earth oxides, metals, alloys, powders, and permanent magnets, and collectively represent the core operating assets of EM.

On January 5, 2026 (the “Closing Date”), WTMA Merger Subsidiary LLC, a wholly owned subsidiary of Welsbach Technology Metals Acquisition Corp. (“WTMA”), merged with and into EM pursuant to the Amended and Restated Agreement and Plan of Merger, with EM surviving as a wholly owned subsidiary of WTMA (the “Merger”). In connection with the Closing, WTMA changed its name to Evolution Metals & Technologies Corp. (“EM&T”).

As a result of the Business Combination, EM&T is a holding company, all of whose assets are held directly or indirectly by, and all of whose operations are conducted through, EM and its subsidiaries, including the Korean Companies. EM is the Company’s primary operating subsidiary and holds substantially all of the operating assets of the consolidated enterprise. As the sole equity owner of EM, EM&T exercises full control over the management and operations of EM and its subsidiaries.

The Business Combination is a subsequent event that occurred after the periods for which the financial information herein is presented. However, an annual report on Form 10-K, including financial statements of the Company for the periods presented herein, is required to be filed with the SEC. The financial information included in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” reflects the historical operations of the Company prior to the Business Combination, unless otherwise noted. For additional information on the Business Combination please see the section titled “Recent Developments” on page 13 of this Annual Report on Form 10-K.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the period ended December 31, 2025 were in connection with the search for a prospective initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We generate non-operating income in the form of interest income from the proceeds of the IPO placed in the Trust Account. We incurred expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the year ended December 31, 2025, we had a net loss of $1,789,441, which primarily consists of operating expenses of $1,948,431, franchise taxes of $92,400 and a provision for income taxes of $38,685, partially offset by interest earned on cash held in the Trust Account in total of $276,616.

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

Upon the closing of the Over-allotment on January 14, 2022, the Company consummated a private sale of an additional 4,554 Private Placement Units at a price of $10.00 per Private Placement Unit, generating gross proceeds of $45,540. As of January 14, 2022, a total of $77,276,860 of the net proceeds from the IPO (including the Over-allotment Units) and the sale of Private Placement Units were placed in the Trust Account. As the Over-allotment option was only partially exercised, 224,328 shares of common stock purchased by the Initial Stockholders were forfeited for no consideration.

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

For the year ended December 31, 2025, cash used in operating activities was $1,328,287. Net cash provided by investing activities was $6,069,575 mainly reflecting cash withdrawn from trust account in connection with redemption and to pay franchise and income taxes. Net cash used in financing activities was $4,738,451 reflecting redemption and partially offset by the proceeds from working capital loans entered into with the related party.

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

At December 31, 2025, we had cash held in the Trust Account of $6,464,974. We used substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies. For the year ended December 31, 2025, the Company had $6,069,575 withdrawal from the Trust Account in connection with redemption and to pay franchise taxes.

At December 31, 2025, we had operating cash of $4,022, outside of the Trust Account. We used the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete the Business Combination.

Through December 31, 2025, the Company withdrew a total of $1,045,248 from the Trust Account for taxes of which was utilized to pay for franchise and income taxes. Through December 31, 2024, the Company withdrew a total of $841,386 from the Trust Account for taxes of which was utilized to pay for franchise and income taxes. As of December 31, 2025 and 2024, there is no outstanding balance under restricted cash. For the period ended December 31, 2025 and 2024, amounts accrued for interest and penalties related to franchise tax were $552 and $7,935, respectively.

Going Concern

Subsequent to December 31, 2025, on January 5, 2026, the Company consummated its business combination with Evolution Metals LLC, including the acquisition of KCM Industry Co., Ltd., KMMI Inc., NS World Co., Ltd., and Handa Lab Co., Ltd. Management considered this subsequent event in its going concern assessment. However, the business combination did not result in the receipt of significant external funding at closing, and therefore the Company’s liquidity position was not materially improved as a result of the transaction. The combined company is currently planning to conduct a primary equity offering within the next several months to raise additional capital, and if such financing is successfully completed, management believes the going concern conditions may be alleviated.

As a result of the foregoing, in connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management has determined that the Company’s liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern for the twelve-month period from the date the financial statements are available to be issued. The financial statements do not include any adjustments relating to the recovery of recorded assets or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Related Party Transactions

Related Party Loans

In order to finance transaction costs in connection with the Business Combination, certain of the Company’s officers and directors loaned the Company funds as was required. If the Company completed its Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination did not close, the Company was entitled to use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

On September 30, 2022 and December 30, 2022, the Company issued two promissory notes, each for $772,769 (the “First Promissory Note” and “Second Promissory Note,” respectively) to the Sponsor in connection with the Extension. The First Promissory Note and Second Promissory Note bear no interest and are payable upon the earlier to occur of (i ) consummation of the Company’s initial Business Combination out of the proceeds of the Trust Account released to the Company or (ii) at the Sponsor’s discretion, converted, in full or in part, upon consummation of the Company’s Business Combination into additional private units at a price of $10.00 per unit.

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

On August 30, 2023, September 28, 2023, November 10, 2023, December 29, 2023, March 20, 2024, June 28, 2024, September 30, 2024, December 31, 2024, March 31, 2025, June 30, 2025, September 30, 2025 and December 31, 2025, the Company issued promissory notes in the principal amounts of $378,000, $22,000, $50,000, $15,000, $373,737, $177,773, $192,069, $4048,287, $474,490, $286,259, $106,716 and $259,798, respectively (“Working Capital Notes 2, 3, 4, 5, 6, 7, 8, 9, 10, 11, 12 and 13,” respectively), to the Sponsor in exchange for cash.

Working Capital Note 1, together with Working Capital Notes 2, 3, 4,5,6,7, 8, 9, 10, 11, 12 and 13 the (hereinafter, collectively, the “Working Capital Notes”) are non-interest bearing, unsecured promissory notes that will not be repaid in the event that the Company is unable to close an initial Business Combination unless there are funds available outside the Trust Account to do so. Such Working Capital Notes would either be paid upon consummation of the initial Business Combination out of the proceeds of the Trust Account released to the Company or, at the Sponsor’s discretion, converted, in full or in part, upon consummation of the initial Business Combination into additional private units at a price of $10.00 per unit. Additional Working Capital Notes may be funded at the discretion of the Sponsor, in total amounts for the Working Capital Notes series not to exceed $4 million.

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

As of December 31, 2025 and 2024, respectively, there was $2,296,371 outstanding under the Convertible Promissory Notes reported in Convertible promissory notes – related party in the accompanying consolidated balance sheets.

As of December 31, 2025 and 2024, respectively, there were $2,868,228 and $1,740,966 outstanding under the Working Capital Notes reported in Working capital loans – related party in the accompanying consolidated balance sheets.

On May 3, 2023, the Company and Welsbach Holdings Pte Ltd (the “Backstopper”), an affiliate of the Sponsor, entered into a backstop agreement (the “Backstop Agreement”) pursuant to which the Backstopper guarantees any deficiency of restricted cash which may exist as of December 31, 2025, and agrees to advance funds as needed to remedy any such deficiency.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2025. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

On August 30, 2023, September 28, 2023, November 10, 2023, December 29, 2023, March 20, 2024, June 28, 2024, September 30, 2024, December 31, 2024, March 31, 2025, June 30, 2025, September 30, 2025 and December 31, 2025, the Company issued promissory notes in the principal amounts of $378,000, $22,000, $50,000, $15,000, $373,737, $177,773, $192,069, $4048,287, $474,490, $286,259, $106,716 and $259,798, respectively (“Working Capital Notes 2, 3, 4, 5, 6, 7, 8, 9, 10, 11, 12 and 13,” respectively), to the Sponsor in exchange for cash.

As of both December 31, 2025 and 2024, there was an aggregate of $2,296,371 outstanding under the Convertible Promissory Notes reported in Convertible promissory notes – related party in the accompanying consolidated balance sheets.

As of December 31, 2025 and 2024, there were amounts of $2,868,228 and $1,740,966, respectively, outstanding under the Working Capital Notes reported in Working capital loans – related party in the accompanying consolidated balance sheets.

Factors That May Adversely Affect Our Results of Operations

On January 5, 2026, the Company consummated the Business Combination and is now focused on executing its post-combination operating plan and capital formation strategy. The Business Combination did not include significant external financing at closing, and the Company expects to require additional capital to support its operations and growth initiatives. Management is actively pursuing additional sources of capital, including equity and strategic financing arrangements.

The Company will need to raise additional capital through equity financings, debt financings, or additional investments from its Sponsor, stockholders, officers, directors, or third parties. There can be no assurance that such financing will be available on acceptable terms, or at all. If the Company is unable to raise additional capital, it may be required to take measures to conserve liquidity, which could include reducing or delaying certain operating and capital expenditures.

Following the Business Combination, our results of operations may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, and geopolitical instability, such as the military conflict in Ukraine and the Middle East. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business.

JOBS Act

On April 5, 2012, the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As such, our consolidated financial statements may not be comparable to companies that comply with public company effective dates.

Additionally, we are relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company,” we are not required to, among other things, (i) provide an auditor’s attestation report on our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board (“PCAOB”) regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the consolidated financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of executive compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our IPO or until we are no longer an “emerging growth company,” whichever is earlier.

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

Net Loss per Share of Common Stock

The Company computes loss per share in accordance with ASC 260-10-45 “Earnings per Share”, which requires presentation of both basic and diluted loss per share on the face of the statement of operations. The Company’s public shares of common stock have a redemption right, which differ from the common shares that the sponsors hold. Accordingly, the Company has effectively two classes of shares, which are referred to as public shares of common stock and Founder Shares. Income and losses are shared pro rata between the two classes of shares. Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture by the Sponsor. At December 31, 2025, the Company did not have any dilutive securities and/or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

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

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company’s management adopted ASU 2023-09 in our financial statements and disclosures as of December 31, 2025.

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

Item 8. Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-33 comprising a portion of this Report, which are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2025, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer/Chief Operating Officer(together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of December 31, 2025.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2025. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2025.

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

Item 9B. Other Information.

(a) None.

(b) During the fiscal quarter ended December 31, 2025, none of our officers or directors informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Directors and Executive Officers

As of February 20, 2026, our directors and officers are as follows:

Name	Age	Position
David Wilcox	37	Executive Chairman of Board of Directors and Director
Frank Moon	54	Chief Executive Officer
Andrew F. Knaggs, Esq.	50	President
Christopher Clower	59	Chief Financial Officer and Chief Operating Officer
John Arrastia	61	Chief Legal Officer
Saul Locker	69	Director
Christopher C. Miller	59	Director
Amb. Robin S. Bernstein	71	Director
Thomas Stoddard	70	Director

Executive Officers

David Wilcox serves as Executive Chairman of the Board and as a Director of EM&T. He is also the Manager of Evolution Metals LLC. His career began at Deutsche Bank based in the London and New York offices, operating across four continents. David became a derivatives trading specialist who has run teams for regulatory overhaul initiatives worldwide, driving value from government policy change. He has a Bachelors in Business Administration from the University of Tennessee and a Post Graduate Degree in International Business from St. Mary’s University. in Twickenham, England. His vast experience in global finance and leadership will be pivotal in steering EM&T’s strategic direction and governance. We believe that Mr. Wilcox’s extensive professional experience in global finance and leadership qualifies him to serve as a director on the EM&T board of directors. Mr. Wilcox was elected at the June 2025 Business Combination Special Meeting to serve as a Class III director of EM&T upon the closing of the Business Combination.

Frank Moon serves as CEO for EM&T, overseeing operations in Asia and magnet midstream and downstream separation and processing. With over 35 years of experience in critical minerals and materials, Mr. Moon has held leadership roles in various prominent companies, including Australia Strategic Metals Ltd (ASM:AX), ASM Korea, KSM Technologies, KSM Metals Co., Ltd., and Alkane Resources. He has also contributed his expertise to Kay Tech in Hong Kong, Samwha Group’s Steel Division, Hydro Tech Korea, and Kyung Dong Group Global. Mr. Moon’s extensive career in the sector is underscored by his ability to manage complex projects and drive operational success in the processing of critical minerals and magnet materials. He holds a Bachelor of Science degree from the University of Sydney. His wealth of experience and leadership acumen make him a key driver of Evolution Metals’ global strategy in Asia and magnet materials.

Andrew F. Knaggs, Esq. serves as President of EM&T, bringing over 25 years of experience in government, military, and manufacturing sectors. He founded Knaggs Law PLLC and was previously CEO of PACEM Solutions International. Prior to PACEM he served as the Presidentially appointed Deputy Assistant Secretary of Defense. Mr. Knaggs also led research and engineering at a Department of Defense agency, overseeing a $1 billion R&D portfolio and a $300 million budget. A former U.S. Army Special Forces (Green Beret) officer, he holds a Bachelor of Science degree from West Point and a Juris Doctor from William & Mary Law School. He is a member of the D.C. Bar and holds FINRA Series 65 certification. Mr. Knaggs’ leadership and expertise in defense, law, and strategic management will be invaluable in guiding EM&T’s operations.

Christopher Clower serves as Chief Financial Officer and Chief Operating Officer of EM&T. Mr. Clower was appointed as the COO and a Director of WTMA upon the inception of WTMA in December 2023. From 2014-2024, Mr. Clower was an independent director of Malacca Trust Pte Ltd, a holding company in Singapore which is the majority owner of one of the leading asset management firms in Indonesia as measured by assets under management. Also, since 2014-2022, Mr. Clower was an independent commissioner on the board of PT Batavia Prosperindo Finance Tbk, an Indonesia consumer finance company listed on the Indonesia Stock Exchange. From 2010 to 2014, Mr. Clower was an independent advisor and principal investor of his own capital. From 2008 to 2010, Mr. Clower co-founded, built and sold PT Manoor Bulatn Lestari, an Indonesian resource company and achieved 30x MOIC in two years for himself and his investors. Prior to this, Mr. Clower was Managing Director and Head of Corporate Finance in Merrill Lynch for Southeast Asia. From 1998 to 2009, Mr. Clower worked at Merrill Lynch and raised over $4 billion of capital in the resources space. Mr. Clower also worked at Deutsche Bank from 1997 to 1998, at Bankers Trust from 1994 to 1997, and at Crane Nuclear Valves from 1991 to 1994. Prior to working in the finance industry, Mr. Clower was an intelligence officer for the United States Air Force, serving at Clark Air Base in the Philippines with the 90th Tactical Fighter Squadron.

John Arrastia serves as Chief Legal Officer of EMAT. Mr. Arrastia brings over thirty years of experience as a first-chair trial attorney in domestic and international business and commercial disputes. His practice has encompassed representation of Fortune 500 companies, fiduciaries, government and quasi-governmental entities, and publicly traded and privately held businesses in complex arbitrations and in federal, state, and appellate courts. In addition to his litigation practice, Mr. Arrastia has served as an arbitrator for the American Arbitration Association in more than 200 commercial and international matters, reflecting deep expertise in dispute resolution, commercial risk management, and cross-border legal matters. His experience includes overseeing high-stakes disputes involving corporate governance, financial transactions, regulatory matters, and complex commercial relationships. Mr. Arrastia has been recognized by Chambers USA for his mastery of complex legal issues and for being attuned to client objectives and the most effective strategies to achieve them. He has been named among Lawdragon’s 500 Leading Litigators in America and has received additional recognition from Best Lawyers in America, America’s Most Honored Lawyers Top 1%, Florida Super Lawyers, Florida Trend’s Legal Elite, South Florida Legal Guide Top Lawyer, Legal Leaders Top Lawyers in Florida, and has earned an AV Preeminent rating from Martindale-Hubbell. Mr. Arrastia is a Senior Fellow of the Litigation Counsel of America and a Fellow of the American Bar Foundation. We believe that Mr. Arrastia’s extensive litigation, arbitration, and regulatory experience qualifies him to serve as Chief Legal Officer of EMAT.

Directors

David Wilcox serves as Executive Chairman of the Board and as a Director of EM&T. He is also the Manager of Evolution Metals LLC. His career began at Deutsche Bank based in the London and New York offices, operating across four continents. David became a derivatives trading specialist who has run teams for regulatory overhaul initiatives worldwide, driving value from government policy change. He has a Bachelors in Business Administration from the University of Tennessee and a Post Graduate Degree in International Business from St. Mary’s University. in Twickenham, England. His vast experience in global finance and leadership will be pivotal in steering EM&T’s strategic direction and governance. We believe that Mr. Wilcox’s extensive professional experience in global finance and leadership qualifies him to serve as a director on the EM&T board of directors. Mr. Wilcox was elected at the June 2025 Business Combination Special Meeting to serve as a Class III director of EM&T upon the closing of the Business Combination.

Saul Locker serves as a Director of EMAT. Mr. Locker brings over four decades of leadership experience in the corporate insurance, healthcare benefits, and employee benefit consulting industries. His career reflects a track record of building large-scale insurance platforms, managing national industry segments, leading sales organizations, and founding and scaling a successful benefits consulting firm, making him a strong addition to the EMAT Board. Mr. Locker began his career in 1980 with Liberty Mutual, where he spent six years and rose to Regional Manager. He subsequently joined Alexander & Alexander, then the second-largest insurance brokerage in the world with more than 65,000 employees, serving for 12 years as Regional Vice President and as a member of its executive leadership team. Following Aon’s acquisition of Alexander & Alexander in 1996, Mr. Locker became Regional President of Aon and led the National Healthcare Industry segment, overseeing industry strategy, client development, and sales execution across the United States and internationally. In 1998, Mr. Locker founded Alexander Benefits Consulting, a firm he led as Chief Executive Officer and Owner until its sale to NFP/Aon in 2024. Under his leadership, the firm grew into a nationwide platform with offices in all major U.S. markets and a client base that included major health systems, academic institutions, and large employers across the country. Mr. Locker is widely recognized for creating and scaling the Healthcare Benefits Consulting Trust in 1993, later known as the Healthcare Benefits Alliance Trust, the largest industry benefits trust in the United States. The Trust serves more than 1,000 hospitals and over one million employees nationwide, offering employee benefit programs that delivered substantially improved coverage at up to 30% lower cost for participating employers. The Trust’s client roster includes leading institutions such as Trinity Health, Consolidated Catholic Healthcare, Columbia University and its hospital system, Weill Cornell, Princeton University, Georgetown University, Notre Dame, and other major universities and healthcare systems. Mr. Locker successfully transitioned the Trust from Alexander & Alexander to Aon, and ultimately to Alexander Benefits Consulting. Mr. Locker holds an M.S. from Western Illinois University and an M.B.A. from Colorado State University. He was also a collegiate wrestler. He has served on several nonprofit boards in officer roles, including the Girl Scouts of America, the Alzheimer’s Association, St. Joseph Hospital (where he assisted in the funding and construction of the new hospital in Denver), and the Sisters of Charity of Leavenworth. We believe that Mr. Locker’s extensive experience in corporate insurance, large-scale benefit program design, national sales leadership, and organizational governance qualifies him to serve as a director on the EMAT Board of Directors. Mr. Locker was appointed by the EMAT Board on January 7, 2026 to serve as a Class III director of EMAT, effective immediately, to fill an existing vacancy on the Board due to the resignation of Chris Hansen as a Director of EMAT.

Christopher C. Miller serves as a Director of EM&T. Mr. Miller was a public servant for 34 years in the Army and the national security apparatus of the United States. His service culminated as the Acting Secretary of Defense of the United States where he oversaw the military’s $720 billion budget and successfully led its two million service members and 700k civilian employees through one of the most tumultuous periods in American history. Currently he is the Chief Strategy Officer for DZYNE Technologies, a cutting-edge company specializing in autonomous flight and uncrewed aerial systems (aka “drones”) and advises the private equity firm, Highlander Partners of Dallas, Texas. Mr. Miller is one of his generation’s most seasoned national security professionals. He possesses extensive cross-cultural and multigenerational experience operating from the ground-level with foreign governments and leading U.S. and allied military and security forces, to the highest corridors of power domestically and internationally. He has extensive Intelligence Community experience as well. The Senate unanimously confirmed Mr. Miller on August 6, 2020 as the Director of the National Counterterrorism Center where he was responsible for defending the U.S from terrorist attacks. Prior to his confirmation, Chris led the Department of Defense’s counterterrorism and irregular warfare efforts. He also served temporarily as the Assistant Secretary of Defense for Special Operations with responsibility for fighting Al Qaida, recovering American hostages and transforming the DoD to compete against rising powers. In 2018 and 2019 Chris was the Special Assistant to the President for Counterterrorism and Transnational Threats at the White House. As the government’s senior most policy-making official in those fields, Chris developed and implemented strategy and policy and provided counsel to the National Security Advisor, Vice-President, and President. Chris enlisted in the Army Reserve in 1983. In 1987 he became an Army officer through R.O.T.C and served 27 years in the Infantry and Special Forces (Green Berets). He planned and participated in the invasions of Afghanistan in 2001 and Iraq in 2003, in addition to numerous other deployments worldwide. After retiring from the Army in 2014, he provided advice to senior government officials and drove change in the fields of Special Operations, Political Warfare and Intelligence. Raised in Iowa City, Iowa, Chris received a Bachelor of Arts in History from the George Washington University. He earned a Master of Arts degree in National Security Studies from the Naval War College and is a graduate of the Army War College. With over 30 years of proven success leading and managing teams and organizations in the most complex, dynamic, demanding, and sensitive environments, Chris remains committed to transforming antiquated thinking and processes to ensure a strong national defense and secure Republic while advocating for members of our Armed Forces, Veterans and their families. His experiences and philosophy are available in his recently published book, “Soldier-Secretary: Warnings from the Battlefield & the Pentagon about America’s Most Dangerous Enemies”. We believe that Mr. Miller’s extensive professional experience in national security, leadership, strategic planning, and operational management qualifies him to serve as a director on the EM&T board of directors. Mr. Miller was elected at the June 2025 Business Combination Special Meeting to serve as a Class II director of EM&T upon the closing of the Business Combination.

Ambassador Robin S. Bernstein (ret.) serves as a Director of EM&T. Ambassador Bernstein was appointed by President Donald J. Trump to serve as the United States Ambassador to the Dominican Republic from July 2018 to January 2021. She has served as President of Richard S. Bernstein and Associates, Inc. of West Palm Beach, Florida from 2004-2018 and from 2018 to present, and is currently the Manager for Rbern Ventures, LLC, a business consulting company. Her over four decades of experience in business government and the non-profit community have demonstrated proven, resolute and successful leadership, diplomacy and management. Her vast variety of contacts in the areas of business, government and non-profit sectors have enabled her to contribute in many fields, such as education, disaster relief and women’s empowerment. Over the course of her career, Ambassador Bernstein has developed experience as an entrepreneur, diplomat, business consultant, insurance and real estate broker and registered representative of numerous companies. She has had the honor of serving two Presidential Administrations. Most recently, she retired as the U.S. Ambassador to the Dominican Republic and formerly served at the U.S. Department of Commerce in Washington, D.C. and Presidential transition team under President Jimmy Carter. Her work as an ambassador earned her many awards, most notably the Order of Duarte from the President of the Dominican Republic. Ambassador Bernstein has shown a demonstrated commitment to the non-profit sector serving on many boards and councils earning her many awards over the decades. She was Co-Founder of Palm Beach County Cares, a Florida relief effort for victims of Hurricane Maria in Puerto Rico and the Caribbean Islands, which delivered over 200,000 pounds of medicine and supplies to the ravaged islands. Ambassador Bernstein earned a double B.A. from American University, School of International Service in Language Area Studies and International Studies as well as an MBA from George Washington University, both in Washington, D.C. She speaks French and intermediate Spanish. We believe that Amb. Bernstein’s extensive professional experience in international relations, business strategy, leadership, and public service qualifies her to serve as a director on the EM&T board of directors. Ms. Bernstein was elected at the June 2025 Business Combination Special Meeting to serve as a Class II director of EM&T upon the closing of the Business Combination.

Thomas Stoddard serves as a Director of EM&T. Mr. Stoddard brings over 50 years of extensive experience in the real estate industry, with expertise spanning all facets of real estate development, operations, administration, accounting, and finance. He currently serves as the Chief Operating Officer at the UCR Group, LLC, a leading residential multi-family development and management firm. Throughout his distinguished career, he has gained experience across multiple property types, including hospitality, commercial office, industrial/R&D, residential housing, and retail. He has primarily held executive roles in finance for both public and private companies, contributing significantly to their success. Mr. Stoddard’s finance expertise includes serving as Corporate Treasurer for a public multinational real estate development firm, where he managed the financial operations of eight regional offices and maintained regular communication with corporate headquarters in Canada. His responsibilities have encompassed bank relations, money management and investments, corporate secured and unsecured lines of credit, standby letters of credit, construction and permanent financing, payroll administration, legal coordination, accounting, audits, and title company relationships. In addition to his financial acumen, Mr. Stoddard has extensive experience in real estate development and management. He served with a family-owned company managing full and limited-service hotels across the United States, including prominent flags such as Marriott, Hyatt, Hilton, Wyndham, Radisson, and Best Western. His responsibilities included overseeing franchise agreements, management contracts, property development and rehabilitation, marketing and advertising, property improvement plans (PIP), leasing retail and restaurant space, parking agreements, and analyzing regional Star Reports. Mr. Stoddard earned a Finance degree in Business Administration from the University of Southern California, where he was awarded a full academic scholarship. He is also a licensed Real Estate Broker in the State of California, further enhancing his qualifications and contributions to the real estate industry. We believe that Mr. Stoddard’s extensive professional experience in finance, real estate development, and operational management qualifies him to serve as a director on the EM&T board of directors. Mr. Stoddard was elected at the June 2025 Business Combination Special Meeting to serve as a Class I director of EM&T upon the closing of the Business Combination.

Corporate Governance

Composition of the Board of Directors

When considering whether directors have the experience, qualifications, attributes, and skills, taken as a whole, to enable EM&T’s Board of Directors to satisfy its oversight responsibilities effectively in light of the company’s business and structure, the Board focuses primarily on each person’s background and experience as reflected in the information provided in their individual biographies set forth above. The Board seeks to ensure an appropriate mix of experience and skills relevant to the size and nature of EM&T’s business.

Director Independence

EM&T’s Common Stock is listed on Nasdaq, and the company complies with the applicable rules of that exchange in determining whether a director is independent. The Board has undertaken a review of the independence of the directors and determined that each of Mr. Locker, Mr. Miller, Ambassador Bernstein, and Mr. Stoddard qualifies as “independent” as defined under the applicable Nasdaq rules.

The Board’s Risk Oversight Role

One of the key functions of our Board is informed oversight of our risk management process. Our Board does not currently have or anticipate having a standing risk management committee, but instead administers this oversight function directly through our Board as a whole, as well as through various standing committees of our Board that address risks inherent in their respective areas of oversight. In particular, our Board is responsible for monitoring and assessing strategic risk exposure and our audit committee has the responsibility to consider and discuss our major financial risk exposures and the steps our management will take to monitor and control such exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken. The audit committee also monitors compliance with legal and regulatory requirements. Our compensation committee assesses and monitors whether our compensation plans, policies and programs comply with applicable legal and regulatory requirements.

Committees of the Board of Directors

EM&T’s Board of Directors directs the management of the company’s business and affairs, as provided under Delaware law, and conducts its work through meetings of the Board and its standing committees. The Board maintains three standing committees: an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee, each operating under a written charter.

From time to time, the Board may establish special committees when it deems it necessary or advisable to address specific issues. Current copies of all committee charters are available on EM&T’s website as required by SEC and Nasdaq rules. Information on or accessible through the company’s website is not incorporated by reference into this Report and does not form part of it.

Audit Committee

EM&T’s Audit Committee consists of Mr. Stoddard, Mr. Locker, and Mr. Miller, with Mr. Stoddard serving as Chair. The Board has determined that each of these directors meets the independence requirements of the Sarbanes-Oxley Act, Rule 10A-3 under the Exchange Act, and the Nasdaq listing standards. Each member of the Audit Committee is able to read and understand fundamental financial statements in accordance with Nasdaq requirements.

The Board has further determined that Mr. Stoddard qualifies as an “audit committee financial expert” within the meaning of SEC regulations and satisfies Nasdaq’s financial sophistication standards, based on his formal education and extensive experience in financial and accounting roles.

The audit committee’s responsibilities include, among other things:

●	appointing, compensating, retaining, evaluating, terminating and overseeing EM&T’s independent registered public accounting firm;

●	discussing with EM&T’s independent registered public accounting firm their independence from management;

●	reviewing with EM&T’s independent registered public accounting firm the scope and results of their audit;

●	pre-approving all audit and permissible non-audit services to be performed by EM&T’s independent registered public accounting firm;

●	overseeing the financial reporting process and discussing with management and EM&T’s independent registered public accounting firm the interim and annual financial statements that EM&T files with the SEC;

●	reviewing and monitoring EM&T’s accounting principles, accounting policies, financial and accounting controls and compliance with legal and regulatory requirements;

●	reviewing related party transactions; and

●	establishing procedures for the confidential anonymous submission of concerns regarding questionable accounting, internal controls or auditing matters.

Compensation Committee

EM&T’s Compensation Committee consists of Mr. Locker, Mr. Stoddard, Mr. Miller, and Ambassador Bernstein, with Mr. Locker serving as Chair. The Board has determined that each of these directors is “independent” under Nasdaq and SEC standards.

The compensation committee’s responsibilities include, among other things:

●	reviewing and approving, either alone or together with the other independent members of the board of directors, the compensation of EM&T’s Chief Executive Officer and our other executive officers;

●	reviewing and recommending to our board of directors the compensation of EM&T’s non-employee directors;

●	selecting compensation consultants and advisors and assessing whether there are any conflicts of interest with any of the committee’s compensation advisors; and

●	reviewing any equity plans proposed to be adopted by EM&T.

Nominating and Corporate Governance Committee

EM&T’s Nominating and Corporate Governance Committee consists of Mr. Locker, Mr. Stoddard, Mr. Miller, and Ambassador Bernstein, with Mr. Locker serving as Chair. The Board has determined that all members are “independent” under Nasdaq and SEC standards.

The nominating and corporate governance committee’s responsibilities include, among other things:

●	identifying individuals qualified to become members of EM&T’s board of directors, consistent with criteria approved by EM&T’s board of directors;

●	recommending to EM&T’s board of directors the nominees for election to EM&T’s board of directors at annual meetings of EM&T’s stockholders;

●	overseeing an evaluation of EM&T’s board of directors and its committees; and

●	developing and recommending to EM&T’s board of directors a set of corporate governance guidelines.

Code of Ethics

EM&T has adopted a Code of Ethics that applies to all directors, executive officers, and employees, including the principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. The Code of Ethics is available on the company’s website at www.evolution-metals.com.

EM&T makes any legally required disclosures regarding amendments to, or waivers of, provisions of its Code of Ethics on its website rather than by filing a Current Report on Form 8-K. Information on or accessible through the website is not incorporated by reference into this Report and does not form part of it.

Insider Trading Policy

Our Board has adopted an insider trading policy governing the purchase, sale and/or other dispositions of its securities by directors, officers and certain employees that is reasonably designed to promote compliance with insider trading laws, rules and regulations. Our insider trading policy is available on our corporate website, www.evolution-metals.com under “Investor Relations”.

Whistleblower Policy

Our Board has adopted a whistleblower policy to provide employees with a confidential and anonymous method for reporting concerns about the conduct of the Company or employees free from retaliation. Our whistleblower policy is available on our corporate website, www.evolution-metals.com under “Investor Relations”.

Compensation Recovery Policy

Our Board has adopted a compensation recovery policy, which provides that in the event the Company is required to prepare an accounting restatement due to noncompliance with any financial reporting requirements under the securities laws or otherwise erroneous data or the Company determines there has been a significant misconduct that causes financial or reputational harm, the Company shall recover a portion or all of any incentive compensation. Our compensation recovery policy is available on our corporate website, www.evolution-metals.com under “Investor Relations”.

Compensation Committee Interlocks and Insider Participation

None of EM&T’s executive officers serves, or has served during the past year, as a member of the board of directors or compensation committee of any entity, other than EM, that has one or more executive officers serving on EM&T’s Board of Directors.

Limitation on Liability and Indemnification of Directors and Officers

EM&T’s Charter limits the liability of its directors to the fullest extent permitted under the Delaware General Corporation Law (“DGCL”). The DGCL provides that directors of a corporation will not be personally liable for monetary damages for breach of their fiduciary duties as directors, except for liability:

●	for any transaction from which the director derives an improper personal benefit;

●	for any act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;

●	for any unlawful payment of dividends or redemption of shares; or

●	for any breach of a director’s duty of loyalty to the corporation or its stockholders.

If the DGCL is amended to further limit or eliminate directors’ personal liability, the liability of EM&T’s directors is automatically limited to the fullest extent permitted by such amendment.

Delaware law and EM&T’s Bylaws provide that the company indemnifies its directors and officers, and may indemnify employees and other agents, to the fullest extent permitted by law. Any indemnified person is entitled, subject to certain limitations, to advancement or reimbursement of reasonable expenses (including attorneys’ fees) in advance of the final disposition of a proceeding.

EM&T has entered into separate indemnification agreements with each of its directors and executive officers. These agreements require the company to indemnify them for certain expenses, judgments, fines, and settlements incurred in actions arising out of their service to EM&T or to other entities at the company’s request.

The company maintains directors’ and officers’ liability insurance covering its directors and officers for actions taken in their capacities as such. The Board believes these provisions and agreements are necessary to attract and retain qualified directors and officers.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers, or controlling persons of the company, the SEC has advised that such indemnification is against public policy as expressed in the Act and is therefore unenforceable.

Item 11. Executive Compensation.

Evolution Metals LLC

EM is an “emerging growth company,” as defined in the JOBS Act. As an emerging growth company, it has opted to comply with the executive compensation disclosure rules applicable to emerging growth companies. As an emerging growth company, it is exempt from certain requirements related to executive compensation, including the requirement to provide information relating to the ratio of total compensation of its manager to the median of the annual total compensation of all of its employees.

For purposes of this disclosure and Item 402 of Regulation S-K, we view David Wilcox, EM’s manager, as the only named executive officer with respect to EM. No compensation or benefits were paid or provided to Mr. Wilcox for his services to EM during the year ended December 31, 2025 and 2024. Further, during the year ended December 31, 2025 and 2024, Mr. Wilcox was not party to any employment agreement or other compensation-related arrangement with EM. Further. EM did not maintain an equity compensation program or have any equity awards outstanding as of December 31, 2025. This disclosure therefore does not include a Summary Compensation Table, an Outstanding Equity Awards at Fiscal Year-End table, an Equity Compensation Plan Information table or narrative disclosures under Item 402 or Item 201(d), as applicable, of Regulation S-K, because there would be nothing to disclose in such tables and narratives.

Welsbach Technology Metals Acquisition Corp.

No executive officer or director of Welsbach Technology Metals Acquisition Corp. (“WTMA”) received any compensation for services rendered to WTMA during the year ended December 31, 2025 and 2024. Prior to the consummation of the Business Combination, WTMA did not pay, and was not obligated to pay, any compensation or fees of any kind, including finder’s fees, consulting fees, or other similar fees, to any of its executive officers, directors, or other insiders for services rendered prior to or in connection with the Business Combination.

WTMA’s executive officers and directors were entitled to reimbursement for out-of-pocket expenses incurred in connection with activities undertaken on WTMA’s behalf, including activities related to the Business Combination. There were no material reimbursable out-of-pocket expenses incurred by such individuals prior to the closing of the Business Combination.

Employment Agreements

On January 5, 2026, EMAT entered into the following executive employment agreements.

New Executive Chairman Agreement

On January 5, 2026, EMAT entered into an executive employment agreement (the “Executive Chairman Agreement”) with David Wilcox (referred to in this section titled New Executive Chairman Agreement as “Executive”). The Executive Chairman Agreement provides, among other things, that Executive shall be entitled to a base salary of $1,500,000 (the “Base Salary”) and shall be eligible for a performance-based annual bonus with tiers of 35%, 50%, and at least 75% of Base Salary, based on a combination of personal and Company key performance indicators Pursuant to the Executive Chairman Agreement, Executive is entitled to receive stock options covering 13,816,043 shares of EMAT common stock, subject to the terms of the Company’s management incentive plan and approval by the Compensation Committee. Executive may also be eligible to receive additional equity awards, including restricted stock units, as approved by the Compensation Committee. Upon a termination of employment for any reason, Executive will receive accrued but unpaid Base Salary, any accrued but unused vacation (if applicable), reimbursable business expenses, and vested benefits under applicable benefit plans. If Executive is terminated by the Company without Cause or resigns for Good Reason (each as defined in the Executive Chairman Agreement), and Executive executes a separation agreement and release that becomes final and irrevocable, Executive will also receive: (i) severance equal to 12 months of Base Salary, payable in installments; (ii) Company-paid COBRA premiums for up to 12 months; (iii) a lump-sum bonus equal to 100% of Base Salary for the year of termination, paid at the same time bonuses are paid to other executives; and (iv) immediate vesting of all unvested equity awards, subject to post-termination trading restrictions. If Executive’s employment is terminated within 12 months following a Change of Control, Executive is entitled to enhanced severance benefits, including increased months of Base Salary, 24 months of COBRA coverage, an increased bonus payout, and immediate and unrestricted vesting of all equity awards. The Executive Chairman Agreement includes customary confidentiality, non-competition, non-solicitation, and indemnification provisions.

New CEO Agreement

On January 5, 2026, EMAT entered into an executive employment agreement (the “CEO Agreement”) with Frank Moon (referred to in this section titled New CEO Agreement as “Executive”). The CEO Agreement provides, among other things, that Executive shall be entitled to a base salary of $1,500,000 (the “Base Salary”) and shall be eligible for a performance-based annual bonus with tiers of 35%, 50%, and at least 75% of Base Salary, based on a combination of personal and Company key performance indicators. Pursuant to the CEO Agreement, Executive is entitled to receive up to 11,513,369 restricted stock units and incentive stock options covering up to 13,816,043 shares of EMAT common stock, subject to the terms of the Company’s management incentive plan and approval by the Compensation Committee. Executive may also be eligible to receive additional equity awards, including restricted stock units, as approved by the Compensation Committee. Upon a termination of employment for any reason, Executive will receive accrued but unpaid Base Salary, any accrued but unused vacation (if applicable), reimbursable business expenses, and vested benefits under applicable benefit plans. If Executive is terminated by the Company without Cause or resigns for Good Reason (each as defined in the CEO Agreement), and Executive executes a separation agreement and release that becomes final and irrevocable, Executive will also receive: (i) severance equal to 12 months of Base Salary, payable in installments; (ii) Company-paid COBRA premiums for up to 12 months; (iii) a lump-sum bonus equal to 100% of Base Salary for the year of termination, paid at the same time bonuses are paid to other executives; and (iv) immediate vesting of all unvested equity awards, subject to post-termination trading restrictions. If Executive’s employment is terminated within 12 months following a Change of Control, Executive is entitled to enhanced severance benefits, including increased months of Base Salary, 24 months of COBRA coverage, an increased bonus payout, and immediate and unrestricted vesting of all equity awards. The CEO Agreement includes customary confidentiality, non-competition, non-solicitation, and indemnification provisions.

New President Agreement

On January 5, 2026, EMAT entered into an executive employment agreement (the “President Agreement”) with Andrew Knaggs (referred to in this section titled New President Agreement as “Executive”). The President Agreement provides, among other things, that Executive shall be entitled to a base salary of $1,300,000 (the “Base Salary”) and shall be eligible for a performance-based annual bonus with tiers of 35%, 50%, and at least 75% of Base Salary, based on a combination of personal and Company key performance indicators. Pursuant to the President Agreement, Executive is entitled to receive up to 11,513,369 restricted stock units and incentive stock options covering up to 13,816,043 shares of EMAT common stock, subject to the terms of the Company’s management incentive plan and approval by the Compensation Committee. Executive may also be eligible to receive additional equity awards, including restricted stock units, as approved by the Compensation Committee. Upon a termination of employment for any reason, Executive will receive accrued but unpaid Base Salary, any accrued but unused vacation (if applicable), reimbursable business expenses, and vested benefits under applicable benefit plans. If Executive is terminated by the Company without Cause or resigns for Good Reason (each as defined in the President Agreement), and Executive executes a separation agreement and release that becomes final and irrevocable, Executive will also receive: (i) severance equal to 12 months of Base Salary, payable in installments; (ii) Company-paid COBRA premiums for up to 12 months; (iii) a lump-sum bonus equal to 100% of Base Salary for the year of termination, paid at the same time bonuses are paid to other executives; and (iv) immediate vesting of all unvested equity awards, subject to post-termination trading restrictions. If Executive’s employment is terminated within 12 months following a Change of Control, Executive is entitled to enhanced severance benefits, including increased months of Base Salary, 24 months of COBRA coverage, an increased bonus payout, and immediate and unrestricted vesting of all equity awards. The President Agreement includes customary confidentiality, non-competition, non-solicitation, and indemnification provisions.

New CFO and COO Agreement

On January 5, 2026, EMAT entered into an executive employment agreement (the “CFO COO Agreement”) with Christopher Clower (referred to in this section titled New CFO COO Agreement as “Executive”). The CFO COO Agreement provides, among other things, that Executive shall be entitled to a base salary of $1,000,000 (the “Base Salary”) and shall be eligible for a performance-based annual bonus with tiers of 35%, 50%, and at least 75% of Base Salary, based on a combination of personal and Company key performance indicators. Pursuant to the CFO COO Agreement, Executive is entitled to receive up to 11,513,369 restricted stock units and incentive stock options covering up to 13,816,043 shares of EMAT common stock, subject to the terms of the Company’s management incentive plan and approval by the Compensation Committee. Executive may also be eligible to receive additional equity awards, including restricted stock units, as approved by the Compensation Committee. Upon a termination of employment for any reason, Executive will receive accrued but unpaid Base Salary, any accrued but unused vacation (if applicable), reimbursable business expenses, and vested benefits under applicable benefit plans. If Executive is terminated by the Company without Cause or resigns for Good Reason (each as defined in the CFO COO Agreement), and Executive executes a separation agreement and release that becomes final and irrevocable, Executive will also receive: (i) severance equal to 12 months of Base Salary, payable in installments; (ii) Company-paid COBRA premiums for up to 12 months; (iii) a lump-sum bonus equal to 100% of Base Salary for the year of termination, paid at the same time bonuses are paid to other executives; and (iv) immediate vesting of all unvested equity awards, subject to post-termination trading restrictions. If Executive’s employment is terminated within 12 months following a Change of Control, Executive is entitled to enhanced severance benefits, including increased months of Base Salary, 24 months of COBRA coverage, an increased bonus payout, and immediate and unrestricted vesting of all equity awards. The President Agreement includes customary confidentiality, non-competition, non-solicitation, and indemnification provisions.

New CLO Agreement

On January 5, 2026, EMAT entered into an executive employment agreement (the “CLO Agreement”) with John Arrastia (referred to in this section titled New CLO Agreement as “Executive”). The CLO Agreement provides, among other things, that Executive shall be entitled to a base salary of $1,300,000 (the “Base Salary’) and shall be eligible for a performance-based annual bonus with tiers of 35%, 50%, and at least 75% of Base Salary, based on a combination of personal and Company key performance indicators. Pursuant to the CLO Agreement, Executive is entitled to receive up to 11,513,369 restricted stock units and incentive stock options covering up to 13,816,043 shares of EMAT common stock, subject to the terms of the Company’s management incentive plan and approval by the Compensation Committee. Executive may also be eligible to receive additional equity awards, including restricted stock units, as approved by the Compensation Committee. Upon a termination of employment for any reason, Executive will receive accrued but unpaid Base Salary, any accrued but unused vacation (if applicable), reimbursable business expenses, and vested benefits under applicable benefit plans. If Executive is terminated by the Company without Cause or resigns for Good Reason (each as defined in the CLO Agreement), and Executive executes a separation agreement and release that becomes final and irrevocable, Executive will also receive: (i) severance equal to 12 months of Base Salary, payable in installments; (ii) Company-paid COBRA premiums for up to 12 months; (iii) a lump-sum bonus equal to 100% of Base Salary for the year of termination, paid at the same time bonuses are paid to other executives; and (iv) immediate vesting of all unvested equity awards, subject to post-termination trading restrictions. If Executive’s employment is terminated within 12 months following a Change of Control, Executive is entitled to enhanced severance benefits, including increased months of Base Salary, 24 months of COBRA coverage, an increased bonus payout, and immediate and unrestricted vesting of all equity awards. The President Agreement includes customary confidentiality, non-competition, non-solicitation, and indemnification provisions.

Equity Incentive Plan

At the September 2, 2025, Special Meeting, WTMA stockholders confirmed their approval and adoption of the Evolution Metals & Technologies Corp. 2025 Equity Incentive Plan (the “Equity Incentive Plan”), which the WTMA stockholders previously approved and adopted at the special meeting of WTMA stockholders held on June 26, 2025 (the “June Special Meeting”). The Equity Incentive Plan became effective upon the Closing Date. The Equity Incentive Plan will allow the Company to make equity and equity-based incentive awards, in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares, cash-based awards, and certain other awards based on or related to shares of EMAT Common Stock, to officers, employees, directors and consultants.

Equity Incentive Plan Limits. 225,000,000 shares of Common Stock will be initially available for issuance or transfer pursuant to awards under the Equity Incentive Plan. On January 1st of each calendar year commencing January 1, 2026 and ending January 1, 2035, an additional number of shares of Common Stock will become available under the Equity Incentive Plan, with each such annual increase equal to the lesser of (A) 3% of the number of shares of Common Stock outstanding on December 31st of the immediately preceding calendar year, or (B) such lesser number of shares of Common Stock as determined by the EM&T board of directors or the compensation committee of such board (the “Share Pool.) The Share Pool is subject to adjustment in the event of a reorganization, recapitalization, stock split, stock dividend, reverse stock split, other similar change in the corporate structure of EM&T, or other corporate transaction or event having an effect similar to any of the foregoing, as further described in the Equity Incentive Plan (each, an “Adjustment Event”). The maximum aggregate number of shares of Common Stock that may be issued upon exercise of incentive stock options under the Equity Incentive Plan shall not exceed 225,00,000, as adjusted for Adjustment Events in accordance with the terms of the Equity Incentive Plan.

Share Recycling Provisions. The Equity Incentive Plan contains share recycling provisions. Shares underlying any awards under the Equity Incentive Plan that expire, are forfeited, become un-exercisable (as applicable) without being exercised in full, are repurchased by EM&T for failure to vest, or are held back upon exercise of an option or settlement of an award to cover the exercise price or tax withholding will be added back to the shares available for issuance under the Equity Incentive Plan and, to the extent permitted under Section 422 of the Code and the regulations promulgated thereunder, the shares that may be issued as incentive stock options. With respect to stock appreciation rights, only shares actually issued pursuant to a stock appreciation right will cease to be available under the Equity Incentive Plan, and all remaining shares under stock appreciation rights will remain available for future grant or sale. To the extent an award under the Equity Incentive Plan is paid in cash rather than in shares, such cash payment will not result in reducing the number of shares available for issuance under the Equity Incentive Plan.

Non-Employee Director Compensation Limit. The Equity Incentive Plan contains a limitation whereby the value of all awards under the Equity Incentive Plan plus all other compensation (cash and non-cash) paid or granted by EM&T to any non-employee director may not exceed $750,000 in any other calendar year (measured at the date of grant, as applicable, and calculating the value of any awards based on the grant date fair value for financial reporting purposes), provided, however, that this limit shall not apply to distributions of previously deferred compensation under a deferred compensation plan maintained by EM&T or compensation received by the director in his or her capacity as an executive officer or employee of EM&T.

Administration. The Equity Incentive Plan will generally be administered by the compensation committee of EM&T’s board of directors, EM&T’s board of directors or such other committee constituted pursuant to the terms of the Equity Incentive Plan. The plan administrator, which initially will be the compensation committee of EM&T’s board of directors, will have full power to (among other things) select, from among the individuals eligible for awards, the individuals to whom awards will be granted, to make any combination of awards to participants, and to determine the specific terms and conditions of each award, subject to the provisions of the Equity Incentive Plan. The plan administrator may provide for vesting acceleration or waiver of forfeiture restrictions with respect to awards under the Equity Incentive Plan.

Eligibility. Persons eligible to participate in the Equity Incentive Plan will be employees and consultants (who are permissible grantees under Form S-8) of EM&T and its subsidiaries, and non-employee members of the Board of Directors of EM&T, as selected from time to time by the plan administrator in its discretion. The basis for participation in the Equity Incentive Plan by eligible persons is the selection of such persons for participation by the plan administrator in its discretion.

Types of Awards Under the Equity Incentive Plan. Pursuant to the Equity Incentive Plan, EM&T may grant stock options (including stock options intended to be “incentive stock options” as defined in Section 422 of the Code (“Incentive Stock Options”)), stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares, cash-based awards, and certain other awards based on or related to shares of EM&T Common Stock.

Generally, each grant of an award under the Equity Incentive Plan will be evidenced by an award agreement which will contain such terms and provisions as the plan administrator may determine, consistent with the Equity Incentive Plan. A brief description of the types of awards which may be granted under the Equity Incentive Plan is set forth below.

Stock Options. The Equity Incentive Plan permits the granting of both options to purchase EM&T Common Stock intended to qualify as Incentive Stock Options and options that are not intended to so qualify. Options granted under the Equity Incentive Plan will be non-qualified options if they fail to qualify as Incentive Stock Options or exceed the annual limit on Incentive Stock Options. Incentive Stock Options may only be granted to employees of EM&T and its subsidiaries. Non-qualified options may be granted to any persons eligible to receive awards under the Equity Incentive Plan. Except with respect to certain awards issued in substitution for or in connection with an assumption of stock options held by awardees of an entity engaging in a corporate acquisition or merger with EM&T or any of its subsidiaries, Incentive Stock Options and non-qualified options must have an exercise price not less than 100% of the fair market value (as defined in the Equity Incentive Plan) of the EM&T Common Stock on the date of grant or, in the case of an incentive stock option granted to a holder of more than 10% of the total voting power of EM&T or one of its subsidiaries, 110% of such share’s fair market value. The term of each option will be fixed by the plan administrator and may not exceed ten years from the date of grant. The plan administrator will determine at what time or times each option may be exercised, including the ability to accelerate the vesting of such options.

Upon exercise of options, the option exercise price must be paid in full in a form of consideration approved by the plan administrator, which may include (1) cash, (2) check, (3) promissory note (to the extent permitted by applicable laws), (4) other shares of EM&T Common Stock (subject to certain limitations described in the Equity Incentive Plan), (5) to the extent permitted by applicable law, consideration received by EM&T under a broker assisted (or other) cashless exercise program implemented by EM&T, (6) net exercise, (7) such other consideration and method of payment permitted by law, or (8) a combination of the foregoing.

Stock Appreciation Rights. The plan administrator may award stock appreciation rights subject to such conditions and restrictions as it may determine. Stock appreciation rights entitle the recipient to shares of EM&T Common Stock, or cash, equal to the value of the appreciation in EM&T’s stock price over the exercise price. Except with respect to certain awards issued in substitution for or in connection with an assumption of stock options held by awardees of an entity engaging in a corporate acquisition or merger with EM&T or any of its subsidiaries, the exercise price of a stock appreciation right may not be less than 100% of the fair market value of EM&T Common Stock on the date of grant. The term of each stock appreciation right will be fixed by the plan administrator and may not exceed ten years from the date of grant. The plan administrator will determine at what time or times each stock appreciation right may be exercised, including the ability to accelerate the vesting of such stock appreciation rights.

Restricted Shares and Restricted Stock Units. Restricted stock constitutes an immediate transfer of the ownership of shares of EM&T Common Stock to the participant, subject to restrictions prescribed with respect to the award. During the period in which restricted stock is subject to restrictions, the holder thereof may exercise full voting rights with respect to the restricted stock, unless the plan administrator determines otherwise.

Restricted stock units awarded under the Equity Incentive Plan constitute an agreement by EM&T to deliver shares of EM&T Common Stock, cash, or a combination of the two, subject to the fulfillment of such conditions (which may include the achievement of company-wide objectives) during the restriction period as the plan administrator may specify.

The plan administrator may award restricted shares of EM&T Common Stock and restricted stock units to participants subject to such conditions and restrictions as it may determine. These conditions and restrictions may include the achievement of certain performance goals and/or continued employment with EM&T through a specified vesting period.

During the restriction period for a restricted stock award, the holder thereof will be entitled to receive all dividends and other distributions paid with respect to such restricted stock, unless the plan administrator provides otherwise. If any such dividends or distributions are paid in shares of EM&T Common Stock, such shares will be subject to the same restrictions on transferability and forfeitability as the shares of restricted stock with respect to which they were paid. The plan administrator may, with respect to grants of restricted stock units, grant dividend equivalent rights to participants that entitle the recipient to receive credits for cash dividends that would be paid if the recipient had held a specified number of shares of EM&T Common Stock, which dividend equivalent units may be credited as either cash or additional restricted stock units and will be subject to the same terms and conditions (and settled in the same manner) as the restricted stock units to which they relate.

Performance Units and Performance Shares. The plan administrator may grant performance units and performance shares on terms and conditions as it may determine in accordance with the Equity Incentive Plan. A performance unit will have an initial value determined by the plan administrator at grant, and a performance share will have an initial value equal to the fair market value of a share of EM&T Common Stock on the date of grant. Such awards will be subject to performance objectives or other vesting provisions determined by the plan administrator. As further described in the Equity Incentive Plan, performance measures for Equity Incentive Plan awards may be based upon one or more of the following, as determined by the plan administrator, or such criteria as the plan administrator may determine: (1) revenue; (2) sales; (3) expenses; (4) operating income; (5) gross margin; (6) operating margin; (7) earnings before any one or more of: stock-based compensation expense, interest, taxes, depreciation and amortization; (8) pre-tax profit; (9) net operating income; (10) net income; (11) economic value added; (12) free cash flow; (13) operating cash flow; (14) balance of cash, cash equivalents and marketable securities; (15) stock price; (16) earnings per share; (17) return on shareholder equity; (18) return on capital; (19) return on assets; (20) return on investment; (21) total shareholder return; (22) employee satisfaction; (23) employee retention; (24) market share; (25) customer satisfaction; (26) product development; (27) research and development expenses; (28) completion of an identified special project; and (29) completion of a joint venture or other corporate transaction. If the plan administrator determines that a change in the business, operations, corporate structure or capital structure of EM&T, or the manner in which it conducts its business, or other events or circumstances render the performance measures unsuitable, the plan administrator may in its discretion modify such performance measures or the goals or actual levels of achievement regarding the performance measures, in whole or in part, as the plan administrator deems appropriate and equitable. The plan administrator may provide that the holder of a performance share award will be entitled to dividend equivalent rights with respect to the payment of cash dividends on EM&T Common Stock. Such dividend equivalent rights may be credited either in cash or in the form of additional whole performance shares and may be paid on the same basis as settlement of the related performance shares. Performance units will not be credited with dividend equivalent rights.

Cash-Based Awards and Other Stock-Based Awards. The plan administrator may grant cash-based awards under the Equity Incentive Plan to participants subject to such terms and conditions, including the achievement of performance criteria, as the plan administrator may determine. The plan administrator may also grant other stock-based awards, including shares of EM&T Common Stock that are free from any restrictions under the Equity Incentive Plan, stock-equivalent units, stock appreciation units, securities or debentures convertible into common stock or other forms determined by the plan administrator. Such cash-based awards and other stock-based awards may be paid in the form of cash, shares of EM&T Common Stock or other securities or any combination thereof. The plan administrator may provide that the holder of an other stock-based award will be entitled to dividend equivalent rights with respect to the payment of cash dividends on EM&T Common Stock. Such dividend equivalent rights, if any, will be subject to the same terms and conditions (and settled in the same manner) as the awards to which they relate. Cash-based awards will not be credited with dividend equivalent units.

Adjustments; Corporate Transaction. The Equity Incentive Plan requires the plan administrator to make appropriate adjustments, to the extent equitably required to prevent diminution or enlargement of the benefits or potential benefits intended to be made available under the Equity Incentive Plan, to the number and class of shares of common stock that are subject to the Equity Incentive Plan or subject to awards granted thereunder, to certain limits in the Equity Incentive Plan, and to any outstanding awards to reflect Adjustment Events.

Except as set forth in an award agreement issued under the Equity Incentive Plan, in the event of a merger of EM&T with or into another corporation or entity or a change in control (as defined in the Equity Incentive Plan), each outstanding stock award (vested or unvested) will be treated as the plan administrator determines (subject to the terms of the Equity Incentive Plan), which may include (a) awards being assumed or substituted with substantially equivalent awards by the successor company, (b) terminating awards upon or immediately prior to the consummation of such merger or change in control, (c) vesting outstanding awards in whole or in part prior to or upon consummation of such merger or change in control, and, to the extent the plan administrator determines, terminating such awards upon or immediately prior to the effectiveness of such merger or change in control, (d) terminating awards in exchange for an amount of cash and/or property, if any, equal to the amount that would have been attained upon the exercise of such awards or realization of the participant’s rights as of the date of the occurrence of the transaction, (e) replacing awards with other rights or property selected by the plan administrator in its sole discretion, or (f) any combination of the foregoing.

In the event of a change in control where the successor corporation does not assume or substitute for an award (or portion thereof) with a substantially equivalent award as described in the Equity Incentive Plan, a participant who is not a non-employee director will fully vest in his or her outstanding awards (with performance-based awards vesting at the target level), unless specifically provided otherwise under the applicable award agreement or other applicable agreement.

In the event of a change in control, with respect to awards granted to a non-employee director, the non-employee director will fully vest in such awards (with performance-based awards vesting at the target level), unless specifically provided otherwise under the applicable award agreement or other applicable agreement.

Change in Control. The Equity Incentive Plan includes a definition of “change in control.” In general, except as may be otherwise prescribed by the plan administrator in an award agreement or as otherwise provided in another plan or agreement applicable to the participant, a change in control will be deemed to have occurred if, subject to certain limitations and as further described in the Equity Incentive Plan:

1.	any one person, or more than one person acting as a group (“Person”), acquires ownership of the stock of EM&T that, together with the stock held by such Person, constitutes more than fifty percent (50%) of the total voting power of the stock of EM&T;

2.	individuals who, as of the effective date of the Equity Incentive Plan, constitute the Board cease for any reason to constitute at least a majority of the Board;

3.	any Person acquires (or has acquired during the 12-month period ending on the date of the most recent acquisition by such person or persons) assets from EM&T that have a total gross fair market value equal to or more than 50% of the total gross fair market value of all of the assets of EM&T immediately prior to such acquisition or acquisitions;

4.	there occurs a consummation of a reorganization, merger or consolidation; and

5.	there occurs an approval by EM&T’s stockholders of a complete liquidation or dissolution of EM&T.

Withholding. Participants in the Equity Incentive Plan are responsible for the payment of any federal, state or local taxes that EM&T or its subsidiaries are required by law to withhold upon the exercise of options or stock appreciation rights or vesting of other awards. Subject to applicable laws and the terms of the Equity Incentive Plan, the plan administrator may permit a participant to satisfy tax withholding obligations by such methods as the plan administrator determines, including (subject to limitations set forth in the Equity Incentive Plan) (1) paying cash, (2) electing to have cash or shares withheld, (3) delivering to EM&T already-owned shares of EM&T Common Stock, or (4) selling a sufficient number of shares otherwise deliverable to the participant through such means as the plan administrator may determine in its sole discretion (whether through a broker or otherwise) equal to the amount required to be withheld.

Transferability of Awards. Unless otherwise determined by the Administrator, the Equity Incentive Plan generally does not allow for the transfer or assignment of awards, other than by will or by the laws of descent and distribution.

Amendment and Termination of the Equity Incentive Plan. The plan administrator may amend or discontinue the Equity Incentive Plan and the plan administrator may amend or cancel outstanding awards for purposes of satisfying changes in law or any other lawful purpose, but no such action may materially and adversely affect rights under an award without the holder’s consent, except in the case of certain equitable adjustments made pursuant to the Equity Incentive Plan. Certain amendments to the Equity Incentive Plan will require the approval of EM&T’s stockholders.

No awards may be granted under the Equity Incentive Plan after the date that is ten years from the date it is adopted by the Board.

Allowances for Conversion Awards and Assumed Plans. EM&T Common Stock (1) subject to awards granted under the Equity Incentive Plan in substitution for or conversion of, or in connection with an assumption of, awards held by awardees of an entity engaging in a corporate acquisition or merger transaction with EM&T or any of its subsidiaries or (2) available for issuance under a previously-approved plan sponsored by a company that is acquired by, or merges with, EM&T or any of its subsidiaries, and which then become available for issuance of awards under the Equity Incentive Plan, will not count against (or be added to) the aggregate share limit or other Equity Incentive Plan limits described above, except as otherwise provided in the Equity Incentive Plan.

Prohibition on Repricing. Generally, except in connection with an Adjustment Event or a change in control, without stockholder approval, the terms of outstanding awards may not be amended to reduce the exercise price of outstanding options or stock appreciation rights, or cancel outstanding “underwater” options or stock appreciation rights (including following a participant’s voluntary surrender of “underwater” options or stock appreciation rights) in exchange for cash, other awards or options or stock appreciation rights with an exercise price that is less than the exercise price of the original options or stock appreciation rights, as applicable, without approval of EM&T’s stockholders. The Equity Incentive Plan provides that this restriction may not be amended without approval of EM&T’s stockholders.

Detrimental Activity and Recapture. All stock awards granted under the Equity Incentive Plan will be subject to recoupment in accordance with any clawback policy that EM&T is required to adopt pursuant to the listing standards of any national securities exchange or association on which EM&T securities are listed or as is otherwise required by the U.S. Dodd-Frank Wall Street Reform and Consumer Protection Act or other applicable law (to the extent such policy is applicable thereto). In addition, the EM&T board may impose such other clawback, recovery or recoupment provisions in a stock award agreement as the EM&T board determines necessary or appropriate. No recovery of compensation under such a clawback policy will be an event giving rise to a right to resign for “good reason” or “constructive termination” (or similar term) under any agreement with EM&T.

Certain United States Federal Income Tax Aspects

The following is a summary of the principal U.S. federal income tax consequences of certain transactions under the Equity Incentive Plan. This summary is not intended to be complete and it does not describe all federal tax consequences under the Equity Incentive Plan, nor does it describe foreign, state or local tax consequences. This summary is general in nature and does not discuss all of the various rules and regulations that may apply to each award and EM&T is not in a position to guarantee any particular tax result.

Incentive Stock Options. No taxable income is generally realized by the optionee upon the grant or exercise of an incentive stock option. If shares of EM&T Common Stock issued to an optionee pursuant to the exercise of an incentive stock option are sold or transferred after two years from the date of grant and after one year from the date of exercise, then generally upon sale of such shares, any amount realized in excess of the option exercise price (the amount paid for the shares) will be taxed to the optionee as a long-term capital gain, and any loss sustained will be a long-term capital loss; provided that such incentive stock option otherwise meets all of the technical requirements of an incentive stock option. The exercise of an incentive stock option will give rise to an item of tax preference that may result in alternative minimum tax liability for the optionee.

If shares of EM&T Common Stock acquired upon the exercise of an incentive stock option are disposed of prior to the expiration of the two-year and one-year holding periods described above (a “disqualifying disposition”), generally the optionee will realize ordinary income in the year of disposition in an amount equal to the excess (if any) of the fair market value of the shares of EM&T Common Stock at exercise (or, if less, the amount realized on a sale of such shares of EM&T Common Stock) over the option price thereof. Special rules will apply where all or a portion of the exercise price of the incentive stock option is paid by tendering shares of EM&T Common Stock.

If an incentive stock option is exercised at a time when it no longer qualifies for the tax treatment described above, the option is treated as a non-qualified option. Generally, an incentive stock option will not be eligible for the tax treatment described above if it is exercised more than three months following termination of employment (or one year in the case of termination of employment by reason of disability). In the case of termination of employment by reason of death, the three-month rule does not apply.

Non-qualified Stock Options. No income is generally realized by the optionee at the time a non-qualified option is granted. Generally (i) at exercise, ordinary income is realized by the optionee in an amount equal to the difference between the option exercise price and the fair market value of the shares of EM&T Common Stock on the date of exercise, and (ii) at disposition, appreciation or depreciation after the date of exercise is treated as either short-term or long-term capital gain or loss depending on how long the shares of EM&T Common Stock have been held. Special rules will apply where all or a portion of the exercise price of the non-qualified option is paid by tendering shares of EM&T Common Stock.

Restricted Stock. The recipient of restricted stock generally will be subject to tax at ordinary income rates on the fair market value of the restricted stock (reduced by any amount paid by the recipient for such restricted stock) at such time as the shares of restricted stock are no longer subject to forfeiture or restrictions on transfer for purposes of Section 83 of the Code (the “Restrictions”). However, a recipient who so elects under Section 83(b) of the Code within 30 days of the date of transfer of the shares will have taxable ordinary income on the date of transfer of the shares equal to the excess of the fair market value of such shares (determined without regard to the Restrictions) over the purchase price, if any, of such restricted stock. If a Section 83(b) election has not been made, any dividends received with respect to restricted stock that are subject to the Restrictions generally will be treated as compensation that is taxable as ordinary income to the recipient.

Stock Appreciation Rights. No income will be recognized by a participant in connection with the grant of a stock appreciation right. When the stock appreciation right is exercised, the participant normally will be required to include as taxable ordinary income in the year of exercise an amount equal to the amount of cash received and the fair market value of any unrestricted shares of EM&T Common Stock received on the exercise.

Restricted Stock Units. No income generally will be recognized upon the award of restricted stock units. The recipient of a restricted stock unit award generally will be subject to tax at ordinary income rates on the fair market value of unrestricted shares of EM&T Common Stock on the date that such shares are transferred to the participant under the award (reduced by any amount paid by the participant for such restricted stock units), and the capital gains/loss holding period for such shares will also commence on such date.

Performance Units and Performance Shares; Cash-Based Awards. No income generally will be recognized upon the grant of performance units/shares or cash-based awards. Upon payment in respect of performance units/shares or cash-based awards, the recipient generally will be required to include as taxable ordinary income in the year of receipt an amount equal to the amount of cash received and the fair market value of any unrestricted shares of EM&T Common Stock received.

Tax Consequences to the Company or its Subsidiaries. Either EM&T or its subsidiaries, generally, will be entitled to a tax deduction in connection with awards under the Equity Incentive Plan in an amount equal to the ordinary income realized by the participant at the time the participant recognizes such income, provided that, among other things, the income meets the test of reasonableness, is an ordinary and necessary business expense, is not an “excess parachute payment” within the meaning of Section 280G of the Code and is not disallowed by the $1 million limitation on certain executive compensation under Section 162(m) of the Code.

Section 280G. The vesting of any portion of an award that is accelerated due to the occurrence of a change in control (such as a sale event) may cause all or a portion of the payments with respect to such accelerated awards to be treated as “parachute payments” as defined in the Code. Any such parachute payments may be non-deductible to either EM&T or its subsidiaries, in whole or in part, and may subject the recipient to a non-deductible 20% federal excise tax on all or a portion of such payment (in addition to other taxes ordinarily payable).

Outstanding Equity Awards at 2025 Fiscal Year End

None.

Director Compensation

In connection with the consummation of the Business Combination, we approved an initial compensation program for our non-employee directors that consists of annual cash retainer fees which are described below.

Cash Compensation:

●	Annual Retainer: $124,700

●	Annual Committee Chair Retainer:

o	Audit Committee: $30,000

o	Nominating and Corporate Governance Committee: $15,000

o	Compensation Committee: $20,000

●	Annual Committee Member (Non-Chair) Retainer:

o	Audit Committee: $15,000

o	Nominating and Corporate Governance Committee: $7,500

o	Compensation Committee: $10,000

Equity Grant:

Non-employee directors of EM&T are eligible to receive annual equity-based compensation for their service on the Board of Directors. Under the Company’s director compensation program, each non-employee director is entitled to receive an annual equity grant with a target value of $150,000, awarded in the form of restricted stock units (“RSUs”).

The RSUs are granted following the completion of each twelve-month period of service, subject to approval by the Board of Directors or the Compensation Committee, as applicable. The number of RSUs granted to each non-employee director is determined based on the fair market value of the Company’s common stock on the grant date, such that the aggregate grant date value equals $150,000.

Each RSU award vests in full on the 24-month anniversary of the applicable grant date, subject to the director’s continued service on the Board through the vesting date, and in accordance with the terms and conditions set forth in the applicable equity award agreement and the Company’s equity incentive plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of February 20, 2026 based on information obtained from the persons named below, with respect to the beneficial ownership of common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding common stock;

●	each of our executive officers and directors that beneficially owns our common stock; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 593,349,852 shares of our common stock, issued and outstanding as of February 20, 2026.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days.

Unless otherwise noted in the footnotes to the following table, and subject to applicable community property laws, the persons and entities named in the table have sole voting and investment power with respect to their beneficially owned Common Stock.

Unless otherwise indicated, the address of each beneficial owner listed on the table below is c/o Evolution Metals & Technologies Corp., 4040 NE 2nd Ave, Ste 348, Miami, Florida 33137.

Name of Beneficial Owner	Number of Shares of Common Stock	% Outstanding of Common Stock	% Total Voting Power
5% Holders
David Wilcox(1)	416,436,066	70.18%	70.18%
The Zeus Trust, UA dated April 15, 2025(1)	416,436,066	70.18%	70.18%
The NYX 2025 Irrevocable Trust, dated April 8, 2025(2)	59,526,224	10.03%	10.03%
Good Earth 1000, LLC(3)	63,421,535	10.69%	10.69%
Directors and Executive Officers
David Wilcox(1)	416,436,066	70.18%	70.18%
Frank Moon	—	—%	—%
Andrew F. Knaggs, Esq.	—	—%	—%
Christopher Clower(4)	2,227,417	* %	—%
John Arrastia	—	—%	—%
Saul Locker	—	—%	—%
Christopher Miller	—	—%	—%
Amb. Robin S. Bernstein	—	—%	—%
Thomas Stoddard(5)	1,703,917	* %	* %
All directors and executive officers as a group (9 individuals)	479,893,624	80.88%	80.88%

*	Represents beneficial ownership of less than 1%.

(1)	David Wilcox may be deemed to beneficially own the shares of Common Stock held by The Zeus Trust, UA dated April 15, 2025, William D. Wilcox, Jr., Settlor and trustee, which is a revocable trust organized under the laws of Florida. The trustee of the trust is David Wilcox, who has sole voting and dispositive power over the shares. The business address of the trust is 516 S Dixie Hwy, Unit 209, West Palm Beach, FL 33401.

(2)	Andrew F. Knaggs, Esq. may be deemed to beneficially own the shares of Common Stock held by The NYX 2025 Irrevocable Trust UA, dated April 8, 2025, Andrew F. Knaggs, individual trustee, which is an irrevocable trust organized under the laws of Delaware. The individual trustee/investment adviser of the trust is Andrew F. Knaggs, who has sole voting and dispositive power over the shares. Andrew F. Knaggs disclaims beneficial ownership of such shares of Common Stock. The business address of the trust is 516 S Dixie Hwy, Unit 209, West Palm Beach, FL 33401.

(3)	The business address of Good Earth 1000, LLC is at 10785 West Twain Avenue, Suite 250, Las Vegas, Nevada 89135. Nicole Garcia, the Manager of Good Earth 1000, LLC, has the voting and dispositive power with respect to the securities held by Good Earth 1000, LLC.

(4)	Welsbach Acquisition Holdings LLC, the Sponsor is the record holder of the shares reported herein. Christopher Clower is the managing member of the Sponsor. Mr. Clower hold voting and investment discretion with respect to the common stock held of record by the Sponsor. Mr. Clower disclaim any beneficial ownership of the shares held by the Sponsor, except to the extent of their pecuniary interest therein.

(5)	CKLM, LLC is the record holder of the 1,700,000 shares of common stock reported herein. Thomas Stoddard is the manager of CKLM, LLC. Mr. Stoddard may be deemed to have beneficial ownership of the shares held by CKLM, LLC by virtue of his control over CKLM, LLC, as manager of CKLM, LLC. The manager of CKLM, LLC is Thomas Stoddard, who has the sole voting and dispositive power over the shares. CKL Realty, Inc. is the record holder of the 3,917 shares of common stock reported herein. Thomas Stoddard is a Director and President of CKL Realty, Inc. Mr. Stoddard may be deemed to have beneficial ownership of the shares held by CKL Realty, Inc.by virtue of his control over CKL Realty, Inc., as a Director and President of CKL Realty, Inc. Thomas Stoddard has the sole voting and dispositive power over the shares held by CKL Realty, Inc.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Incentive Plan

At the September 2, 2025, Special Meeting, WTMA stockholders confirmed their approval and adoption of the Evolution Metals & Technologies Corp. 2025 Equity Incentive Plan (the “Equity Incentive Plan”), which the WTMA stockholders previously approved and adopted at the special meeting of WTMA stockholders held on June 26, 2025 (the “June Special Meeting”). The Equity Incentive Plan became effective upon the Closing Date. The Equity Incentive Plan will allow the Company to make equity and equity-based incentive awards, in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares, cash-based awards, and certain other awards based on or related to shares of EMAT Common Stock, to officers, employees, directors and consultants.

225,000,000 shares of Common Stock will be initially available for issuance or transfer pursuant to awards under the Equity Incentive Plan. On January 1st of each calendar year commencing January 1, 2026 and ending January 1, 2035, an additional number of shares of Common Stock will become available under the Equity Incentive Plan, with each such annual increase equal to the lesser of (A) 3% of the number of shares of Common Stock outstanding on December 31st of the immediately preceding calendar year, or (B) such lesser number of shares of Common Stock as determined by the EM&T board of directors or the compensation committee of such board (the “Share Pool.) The Share Pool is subject to adjustment in the event of a reorganization, recapitalization, stock split, stock dividend, reverse stock split, other similar change in the corporate structure of EM&T, or other corporate transaction or event having an effect similar to any of the foregoing, as further described in the Equity Incentive Plan (each, an “Adjustment Event”). The maximum aggregate number of shares of Common Stock that may be issued upon exercise of incentive stock options under the Equity Incentive Plan shall not exceed 225,00,000, as adjusted for Adjustment Events in accordance with the terms of the Equity Incentive Plan.

Outstanding Equity Awards at 2025 Fiscal Year End

None.

Changes in Control

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Welsbach Technology Metals Acquisition Corp.

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

Due to Affiliates

On December 31, 2021, the Sponsor funded $79,673 in excess of $3,475,000 aggregate purchase price of the private units. On January 14, 2022, the Sponsor funded $179,463 in excess of the $45,540 aggregate purchase price of the private units sold in conjunction with the exercise of the over-allotment option (for an aggregate of $259,136 in excess purchase price). On January 26, 2022, the Company paid the Sponsor amounting to $79,573. On July 1, 2022, the Sponsor funded the Company by $100. As of December 31, 2025, the outstanding amount was $179,663   in connection with this excess funding from Sponsor.

Commencing on December 27, 2021, the Company entered into an agreement to pay the Sponsor $10,000 per month for the use of office space and administrative support services. For the year ended December 31, 2022 the Company expensed $120,000 for support services from the Sponsor, which amount was reported as due to affiliates. For the year ended December 31, 2023, the Company expensed a total of $120,000 for support services from the Sponsor of which $88,000 was reported as due to affiliates, net of $6,000 payments to the Sponsor and $26,000 reversal of previously accrued support services. On December 31, 2022, the Company expensed a total of $120,000 for support services from the Sponsor and $26,000 for CFO support services of which $26,000 was reported as due to affiliates, net of $120,000 payments to the Sponsor. For the period ended December 31, 2024, the Company expensed a total of $120,000 for support services from the Sponsor of which amount was reported as due to affiliates. For the period ended December 31, 2025, the Company expensed a total of $120,000 for support services from the Sponsor of which amount was reported as due to affiliates.

As of December 31, 2025 and 2024, respectively, there were outstanding amounts due to affiliates of $533,663 and $413,663, which will be repaid from Company’s operating account as soon as practicable.

Related Party Loans

In addition, in order to finance transaction costs in connection with the Business Combination, certain of the Company’s officers and directors loaned the Company funds (“Working Capital Loans”). If the Company completed a business combination, the Company would repay the Working Capital Loans out of the proceeds of the trust account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the trust account. In the event that a business combination did not close, the Company would use a portion of proceeds held outside the trust account to repay the Working Capital Loans but no proceeds held in the trust account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $2.5 million of such Working Capital Loans may be convertible into units of the post-business combination entity at a price of $10.00 per unit. These units would be identical to the private units.

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

On March 20, 2024, the Company issued Working Capital Note 6 in the principal amount of $373,737 to the Sponsor in exchange for cash.

On June 28, 2024, the Company issued Working Capital Note 7 in the principal amount of $177,773 to the Sponsor in exchange for cash.

On September 30, 2024, the Company issued Working Capital Note 8 in the principal amount of $192,069 to the Sponsor in exchange for cash.

On December 30, 2024, the Company issued Working Capital Note 9 in the principal amount of $448,287 to the Sponsor in exchange for cash.

On March 31, 2025, the Company issued Working Capital Note 10 in the principal amount of $474,490 to the Sponsor in exchange for cash.

On June 30, 2025, the Company issued Working Capital Note 11 in the principal amount of $286,259 to the Sponsor in exchange for cash.

On September 30, 2025, the Company issued Working Capital Note 12 in the principal amount of $106,716 to the Sponsor in exchange for cash.

On December 31, 2025, the Company issued Working Capital Note 13 in the principal amount of $259,798 to the Sponsor in exchange for cash.

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

As of December 31, 2025 and 2024. the balances outstanding under the Working Capital Notes were $2,868,228 and $1,740,966, respectively, reported in Working capital loans – related party in the accompanying consolidated balance sheets. The Company did not repay any aggregate principal amount of the Working Capital Notes during the fiscal year ended December 31, 2025, the fiscal year ended December 30, 2024 or the fiscal year ended December 31, 2023.

Convertible Extension Notes — Related Party

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

On each of March 30, 2023, April 30, 2023, May 25, 2023, June 30, 2023, July 30, 2023 and August 30, 2023, the Company issued six promissory notes to the Sponsor in connection with the extension of the period in which WTMA has to complete an initial business combination under the Existing Charter in the principal amount of $125,000 for each note. The Convertible Extension Notes bear no interest and shall be payable upon the earlier to occur of (i) the consummation of the Company’s initial business combination out of the proceeds of the trust account released to the Company, or (ii) at the Sponsor’s discretion, the Conversion.

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

At both December 31, 2025 and 2024, there was an aggregate of $2,296,371, outstanding under the Convertible Promissory Notes reported in Convertible promissory notes – related party in the accompanying consolidated balance sheets. The Company did not repay any aggregate principal amount of the Convertible Extension Notes during the fiscal year ended December 31, 2025, the fiscal year end December 31, 2024 or the fiscal year ended December 31, 2023, respectively.

Support Services

Commencing on December 27, 2021, the Company entered into an agreement to pay the Sponsor $10,000 per month for the use of office space and administrative support services. For the year ended December 31, 2025, $120,000 has been expensed related to the agreement. For the year ended December 31, 2024, $120,000 has been expensed related to the agreement. As of December 31, 2025 and 2024, $120,000 and $120,000 are included in due to affiliates in the audited consolidated balance sheets.

Other Relationships

Following the completion of the Business Combination, Evolution Metals & Technologies Corp. (“EM&T”) is the surviving public company, and WTMA no longer pursues business combination transactions. Accordingly, the conflicts-of-interest framework applicable to WTMA as a special purpose acquisition company no longer applies.

Directors and executive officers of EM&T may serve as officers, directors, or consultants of other entities and may have fiduciary or contractual obligations to those entities. In the event that a director or executive officer of EM&T becomes aware of a business opportunity that is suitable for an entity to which such individual has an existing fiduciary or contractual obligation, such individual will honor those obligations in accordance with applicable law. EM&T is not obligated to pursue any particular business opportunity and may pursue transactions independently of any entity with which its directors or executive officers are affiliated, subject to applicable fiduciary duties under Delaware law.

Following the closing of the Business Combination, certain members of the former WTMA management team who continued in roles with EM&T may receive compensation from EM&T, including consulting, management, or other fees, in connection with their ongoing services to the Company. Any such compensation arrangements are approved by the Board of Directors or an applicable committee thereof and are disclosed in this Report or otherwise disclosed in accordance with applicable SEC rules.

Other Material Interests Relating to the Business Combination

No compensation of any kind, including finder’s or consulting fees, was paid to the sponsor of WTMA (the “Sponsor”), or to WTMA’s former officers or directors, or their respective affiliates, for services rendered prior to or in connection with the completion of the Business Combination. Certain out-of-pocket expenses incurred by the Sponsor, officers, directors, or their affiliates in connection with activities undertaken on WTMA’s behalf prior to the closing of the Business Combination, such as identifying potential target businesses and conducting due diligence, were eligible for reimbursement.

All such reimbursements related solely to the pre-closing activities of WTMA and were reviewed and approved in accordance with WTMA’s policies and procedures in effect prior to the closing of the Business Combination, including review by WTMA’s audit committee. There was no contractual cap on the reimbursement of such out-of-pocket expenses. Following the completion of the Business Combination, WTMA ceased operations as a special purpose acquisition company, and no further reimbursements of this nature are expected.

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

EM

A “related party transaction” is any actual or proposed transaction, arrangement or relationship or series of similar transactions, arrangements or relationships, including those involving indebtedness not in the ordinary course of business, to which EM or its subsidiaries were or are a party, or in which EM or its subsidiaries were or are a participant, in which the amount involved exceeded or exceeds the lesser of (i) $120,000 or (ii) one percent of the average of EM’s total assets at year-end for the last two completed fiscal years and in which any related party had or will have a direct or indirect material interest. A “related party” includes:

●	any person who is, or at any time during the applicable period was, EM’s manager or one of its directors;

●	any person who beneficially owns more than 5% of the shares of EM’s capital stock;

●	any immediate family member of any of the foregoing; or

●	any entity in which any of the foregoing is a partner or principal or in a similar position or in which such person has a 10% or greater beneficial ownership interest.

EM does not have a formal written policy for the review and approval of transactions with related parties. Its unwritten policy with regard to transactions with related persons is that all material transactions are to be reviewed by the entire board of directors of EM for any possible conflicts of interest. The board of directors of EM is responsible for review, approval, or ratification of “related-person transactions” involving EM and related persons.

With the exception of the transactions set forth below, EM was not a party to any related party transactions and there are not currently proposed related-party transactions that are under consideration by EM.

●	On March 15, 2024, EM made a consulting fee payment to EMC, a company majority-owned by David Wilcox, who is also the manager and beneficial owner of the voting EM Member Units, amounting to $25,000 in connection with advisory services provided by EMC in negotiating the deal to acquire to-be-acquired subsidiaries.

●	On March 27, 2024, EM made an expense reimbursement payment to EMC, a company majority-owned by David Wilcox, who is also the manager and beneficial owner of the voting EM Member Units, amounting to $12,848 in connection with out-of-pocket expenses incurred by EMC in connection with its advisory services for EM.

●	On April 15, 2024, EM made a consulting fee payment to EMC, a company wholly-owned by David Wilcox, who is also the manager and beneficial owner of the voting EM Member Units, amounting to $25,000 in connection with advisory services provided by EMC in negotiating the deal to acquire to-be-acquired subsidiaries.

●	On April 16, 2024, EM made a non-interest bearing promissory note to David Wilcox, the manager and beneficial owner of the voting EM Member Units, amounting to $1,000,000 so that David Wilcox, in his individual capacity, could make a foreign direct investment for the benefit of EM.

●	On September 3, 2024, EM made a non-interest bearing promissory note to David Wilcox, the manager and beneficial owner of the voting EM Member Units, amounting to $1,500,000 so that David Wilcox in his individual capacity could make a foreign direct investment for the benefit of EM.

●	On November 7, 2024, EM made a non-interest bearing promissory note to David Wilcox, the manager and beneficial owner of the voting EM Member Units, amounting to $100,000 so that David Wilcox in his individual capacity could make a foreign direct investment for the benefit of EM.

●	On December 18, 2024, EM made a non-interest bearing promissory note to David Wilcox, the manager and beneficial owner of the voting EM Member Units, amounting to $299,700 so that David Wilcox in his individual capacity could make a foreign direct investment for the benefit of EM.

●	On January 24, 2025, EM made a non-interest bearing promissory note to David Wilcox, the manager and beneficial owner of the voting EM Member Units, amounting to $502,000 so that David Wilcox in his individual capacity could make a foreign direct investment for the benefit of EM.

●	On January 30, 2025, EM made a non-interest bearing promissory note to David Wilcox, the sole manager and beneficial owner of the voting EM Member Units, amounting to $250,000 so that David Wilcox in his individual capacity could make a foreign direct investment for the benefit of EM.

●	On February 20, 2025, EM made a non-interest bearing promissory note to David Wilcox, the sole manager and beneficial owner of the voting EM Member Units, amounting to $620,000 so that David Wilcox in his individual capacity could make a foreign direct investment for the benefit of EM.

●	On March 12, 2025, EM made a non-interest bearing promissory note to David Wilcox, the sole manager and beneficial owner of the voting EM Member Units, amounting to $308,000 so that David Wilcox in his individual capacity could make a foreign direct investment for the benefit of EM.

●	On April 10, 2025, EM made a non-interest bearing promissory note to David Wilcox, the sole manager and beneficial owner of the voting EM Member Units, amounting to $565,201 so that David Wilcox in his individual capacity could make a foreign direct investment for the benefit of EM.

●	On May 29, 2025, EM made a non-interest bearing promissory note to David Wilcox, the sole manager and beneficial owner of the voting EM Member Units, amounting to $250,000 so that David Wilcox in his individual capacity could make a foreign direct investment for the benefit of EM.

●	On May 29, 2025, EM made a non-interest bearing promissory note to David Wilcox, the sole manager and beneficial owner of the voting EM Member Units, amounting to $250,000 so that David Wilcox in his individual capacity could make a foreign direct investment for the benefit of EM.

●	On July 18, 2025, EM made a non-interest bearing promissory note to David Wilcox, the sole manager and beneficial owner of the voting EM Member Units, amounting to $200,000 so that David Wilcox in his individual capacity could make a foreign direct investment for the benefit of EM.

●	From March 2024 until September 2025, EM has funded $2,059,331 of loans to the Sponsor, which the Sponsor used to lend to WTMA for WTMA’s working capital. The funds of these loans were sourced from holders of EM Convertible Preferred Units.

Policies and Procedures for Related Party Transactions

Under Item 404 of SEC Regulation S-K, a related person transaction is any actual or proposed transaction, arrangement or relationship or series of similar transactions, arrangements or relationships, including those involving indebtedness not in the ordinary course of business, to which we or our subsidiaries were or are a party, or in which we or our subsidiaries were or are a participant, in which the amount involved exceeded or exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years and in which any of our directors, nominees for director, executive officers, beneficial owners of more than 5% of any class of our voting securities (a “significant shareholder”), or any member of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest.

We recognize that transactions between us and any of our directors or executives or with a third party in which one of our officers, directors or significant shareholders has an interest can present potential or actual conflicts of interest and create the appearance that our decisions are based on considerations other than the best interests of our Company and stockholders.

The Audit Committee of the Board of Directors is charged with responsibility for reviewing, approving and overseeing any transaction between the Company and any related person (as defined in Item 404 of Regulation S-K), including the propriety and ethical implications of any such transactions, as reported or disclosed to the Audit Committee, and to determine whether the terms of the transaction are not less favorable to us than could be obtained from an unaffiliated party.

Director Independence

EM&T’s Common Stock is listed on Nasdaq, and the company complies with the applicable rules of that exchange in determining whether a director is independent. The Board has undertaken a review of the independence of the directors and determined that each of Mr. Locker, Mr. Miller, Ambassador Bernstein, and Mr. Stoddard qualifies as “independent” as defined under the applicable Nasdaq rules.

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to UHY LLP, for services rendered.

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by UHY in connection with regulatory filings. The aggregate fees of UHY for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2025 and 2024 totaled approximately $129,505 and $111,588, respectively. The aggregate fees of UHY related to audit services in connection with our initial public offering for December 31, 2025 and 2024 totaled approximately $0 and $0, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the year ended December 31, 2025 and 2024 we did not pay UHY any audit-related fees.

Tax Fees. We did not pay UHY for tax services, planning or advice for the year ended December 31, 2025 and 2024.

All Other Fees. We did not pay UHY for any other services for the year ended December 31, 2025 and 2024, respectively.

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

To the Board of Directors and Stockholders of

Evolution Metals & Technologies Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Welsbach Technology Metals Acquisition Corp. (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company consummated its business combination subsequent to December 31, 2025. However, the Company’s business plan is dependent on future financing, and the Company’s working capital is not sufficient to complete its planned activities for the upcoming year. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s evaluation of the events, conditions and plans regarding these matters are also described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty, and our opinion is not modified with respect to that matter.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ UHY LLP

We have served as the Company’s auditor since 2021.

New York, New York

February 20, 2026

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

CONSOLIDATED BALANCE SHEETS

	December 31, 2025	December 31, 2024
ASSETS
Current assets
Cash	$4,022	$1,185
Prepaid taxes	141,227	14,077
Total current assets	145,249	15,262
Restricted cash held in trust account	6,464,974	12,257,933
TOTAL ASSETS	$6,610,223	$12,273,195

LIABILITIES, REDEEMABLE COMMON STOCK, AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$3,627,213	$2,929,443
Due to affiliates	533,663	413,663
Income taxes payable	186,609	125,950
Excise tax payable and interest and penalties	—	719,090
Convertible promissory notes – related party	2,296,371	2,296,371
Working capital loans – related party	2,868,228	1,740,966
Total current liabilities	9,512,084	8,225,483
Deferred underwriting fee payable	2,704,690	2,704,690
TOTAL LIABILITIES	12,216,774	10,930,173

COMMITMENTS AND CONTINGENCIES (NOTE 6)
REDEEMABLE COMMON STOCK
Common Stock subject to possible redemption, $0.0001 par value, 564,337 shares at redemption value of $11.34 per share at December 31, 2025 and 1,082,789 shares at redemption value of $11.22 per share at December 31, 2024, respectively	6,402,319	12,145,287

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2025 and 2024	—	—
Common stock; $0.0001 par value; 100,000,000 shares authorized; 2,283,976 shares issued and outstanding at December 31, 2025 and 2024 (excluding 564,337 shares at December 31, 2025 and 1,082,789 shares at December 31, 2024 subject to redemption)	228	228
Additional paid-in capital	—	—
Accumulated deficit	(12,009,098)	(10,802,493)
TOTAL STOCKHOLDERS’ DEFICIT	(12,008,870)	(10,802,265)
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK, AND STOCKHOLDERS’ DEFICIT	$6,610,223	$12,273,195

The accompanying notes are an integral part of these consolidated financial statements.

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2025	2024
Operating expenses
General and administrative	$1,948,481	$1,428,060
Franchise tax	92,400	154,785
Loss from operations	(2,040,881)	(1,582,845)

Other income:
Interest income from restricted cash held in trust account	276,616	808,868
Reversal of prior year interest and penalties on excise tax liability	13,509	—
Other income	290,125	808,868

Loss before provision for income taxes	(1,750,756)	(773,977)
Provision for income taxes	(38,685)	(125,950)
Net loss	$(1,789,441)	$(899,927)

Weighted average shares outstanding of common stock - redemption feature	772,839	1,618,885
Basic and diluted net loss per share of common stock - redemption feature	$(0.59)	$(0.23)

Weighted average shares outstanding of common stock - no redemption feature	2,283,976	2,283,976
Basic and diluted net loss per share of common stock - no redemption feature	$(0.59)	$(0.23)

The accompanying notes are an integral part of these consolidated financial statements.

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	Common stock		Additional paid-in	Accumulated	Total stockholders’
	Shares	Amount	capital	deficit	deficit
Balance, January 1, 2024	2,283,976	$228	$—	$(9,266,105)	$(9,265,877)
Accretion for redeemable common stock to redemption value	—	—	—	(514,400)	(514,400)
Excise tax on redemption of Class A common stock	—	—	—	(122,061)	(122,061)
Net loss	—	—	—	(899,927)	(899,927)
Balance, December 31, 2024	2,283,976	228	—	(10,802,493)	(10,802,265)
Accretion of redeemable common stock to redemption value	—	—	—	(122,745)	(122,745)
Excise tax on redemption of Class A common stock	—	—	—	(58,657)	(58,657)
Reversal of excise tax payable attributable to redemption of common stock	—	—	—	764,238	764,238
Net loss	—	—	—	(1,789,441)	(1,789,441)
Balance, December 31, 2025	2,283,976	$228	$—	$(12,009,098)	$(12,008,870)

The accompanying notes are an integral part of these consolidated financial statements.

WELSBACH TECHNOLOGY METALS ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,789,441)	$(899,927)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income on restricted cash held in trust account	(276,616)	(808,868)
Interest and penalties on excise tax payable	(13,509)	13,509
Changes in operating assets and liabilities:
Prepaid expenses	(16,500)	(13,244)
Prepaid taxes	(110,650)	—
Due to affiliates	120,000	120,000
Accounts payable and accrued expenses	697,770	83,317
Franchise tax payable	—	(80,000)
Income taxes payable	60,659	125,950
NET CASH USED IN OPERATING ACTIVITIES	(1,328,287)	(1,459,263)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash withdrawn from Trust Account in connection with redemption	5,865,713	12,219,791
Cash withdrawn from Trust Account to pay franchise and income taxes	203,862	100,373
NET CASH PROVIDED BY INVESTING ACTIVITIES	6,069,575	12,320,164

CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of common stock - due to stockholders	(5,865,713)	(12,219,791)
Proceeds from working capital loans - related party	1,127,262	1,191,866
NET CASH USED IN FINANCING ACTIVITIES	(4,738,451)	(11,027,925)

NET CHANGE IN CASH AND RESTRICTED CASH	2,837	(167,024)
CASH AND RESTRICTED CASH, BEGINNING OF PERIOD	1,185	168,209
CASH AND RESTRICTED CASH, END OF PERIOD	$4,022	$1,185

CASH AND RESTRICTED CASH, END OF PERIOD
Cash	$4,022	$1,185
Restricted cash	—	—
CASH AND RESTRICTED CASH, END OF PERIOD	$4,022	$1,185

Supplemental Cash Flow Information:
Cash paid during the year for:
Income taxes	$—	$12,610
Franchise taxes	$203,862	$249,985

Supplemental disclosure on non-cash activities:
Accretion for redeemable common stock to redemption value	$122,745	$514,400
Reversal of excise tax payable attributable to redemption of common stock	$764,238	$—
Excise tax on redemption of Class A common stock	$58,657	$122,061

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

The Company has one subsidiary, WTMA Merger Subsidiary Corp. (the “Merger Sub”), a direct wholly owned subsidiary of the Company incorporated in the state of Delaware on October 19, 2022. As of December 31, 2025, the subsidiary had no activity. On January 5, 2026, the Company and Merger Sub consummated a merger with and into Evolution Metals LLC , a Delaware limited liability company (“EM”).

As of December 31, 2025, the Company had not commenced any operations. All activity through December 31, 2025 relates to the Company’s formation and Initial Public Offering (“IPO”), which is described below and, since the IPO, the search for a prospective Business Combination. The Company has not and will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income earned on cash and investments from the proceeds derived from the IPO. The registration statement for the Company’s IPO was declared effective on December 27, 2021. On December 30, 2021, the Company consummated the IPO of 7,500,000 units (“Units”), each Unit containing one share of common stock (the “Public Shares”) and one right to receive 1/10 of one share of common stock upon the consummation of the Business Combination (the “Public Rights”), at $10.00 per Unit, generating gross proceeds of $75,000,000, which is discussed in Note 3. The Company has selected December 31 as its fiscal year end.

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

On March 22, 2024, the Company issued a press release to announce that it had entered into a binding letter of intent with EM, a Delaware company, for a potential business combination.

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

On December 31, 2024, the Company received a letter (the “Notice”) from the Nasdaq stating that the Company no longer complied with the requirements of IM-5101-2 (the “Rule”) for continued listing on Nasdaq. Under the Rule, the Company was required to complete its Business Combination within 36 months of the effectiveness of the Company’s IPO registration statement, or by December 27, 2024, which the Company failed to do. The Company’s securities, including its common stock, rights, and units, was delisted from Nasdaq and was suspended at the opening of business on January 7, 2025. The Notice stated that a Form 25-NSE will be filed with the SEC, which will remove the Company’s securities from listing and registration on Nasdaq. The Form 25-NSE was filed with the SEC on June 4, 2025. The Company subsequently applied to list its securities on the OTC Markets and was quoted on OTCQB.

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

On December 30, 2025, the Company held a Special Meeting of its stockholders and the stockholders approved the proposal to amend the Company’s Charter by allowing the Company to extend (the “Extension”) the date by which it has to consummate a business combination (the “Combination Period”) with a target (the “Target”) for up to an additional three months, from December 30, 2025, to up to March 30, 2026.

In connection with the votes to approve the Extensions, no holders of shares of common stock of the Company exercised their right to redeem their shares for cash at a redemption price of approximately $11.45 per share. Accordingly, no shares were redeemed, and no funds were distributed from the trust account in connection with the Extensions. As a result, approximately $6.46 million remained in the trust account as of December 30, 2025 (less funds that may be withdrawn to pay taxes). The Company has also determined that it will not utilize any funds from its trust account to pay any dissolution expenses in connection with the liquidation of the Trust Account and of the Company if it does not effect a business combination prior to its termination date.

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

On November 24, 2025, the IRS published additional information relating to excise tax on repurchases of corporate stock relating specifically to SPAC’s. The IRS published that any SPAC that priced their IPO prior to August 16, 2022 are not subject to excise tax on any redemptions. As such, the Company has reversed $879,876 of liabilities relating to excise tax that was accrued in previous quarters. Of the $879,876, $764,238 was reversed back to accumulated deficit where the initial excise tax in connection with the redemption of class A common stock was recorded and is reflected in statements of changes in stockholders’ deficit, $13,509 was recorded to reversal of prior year interest and penalties on excise tax liability and $102,129 within general and administrative expense in the accompanying statements of operations.

As such, the Company recorded a 1% excise tax liability in the amount of $0 (inclusive of $0 penalties and interest for the year ended December 31, 2025) and $719,090 (inclusive of $13,509 penalties and interest for the year ended December 31, 2024) on the Company’s consolidated balance sheets as of December 31, 2025 and audited consolidated balance sheets as of December 31, 2024, respectively. The liability does not impact the Company’s consolidated statements of operations and is offset against additional paid-in capital or accumulated deficit if additional paid-in capital is not available.

Going Concern, Liquidity and Capital Resources

As of December 31, 2025, the Company had operating cash of $4,022 and a working capital deficit of $9,366,835. The Company had no revenue as of that date and had incurred, and expected to continue to incur, costs in connection with its financing and acquisition plans. Prior to the completion of the Business Combination, the Company’s business plan was dependent on the completion of a Business Combination within the Combination Period. If the Company had been unable to complete a Business Combination within the Combination Period, it would have been required to liquidate. These conditions raised substantial doubt about the Company’s ability to continue as a going concern within a reasonable period of time, which is considered to be one year from the issuance date of the consolidated financial statements.

On January 5, 2026, the Company consummated the Business Combination and is now focused on executing its post-combination operating plan and capital formation strategy. The Business Combination did not include significant external financing at closing, and the Company expects to require additional capital to support its operations and growth initiatives. Management is actively pursuing additional sources of capital, including equity and strategic financing arrangements.

Based on the Company’s current liquidity position and expected operating needs, management has concluded that substantial doubt about the Company’s ability to continue as a going concern has not been alleviated. The Company expects to address its liquidity requirements through the execution of its capital-raising plans and the continued development of its operating business.

The Company will need to raise additional capital through equity financings, debt financings, or additional investments from its Sponsor, stockholders, officers, directors, or third parties. There can be no assurance that such financing will be available on acceptable terms, or at all. If the Company is unable to raise additional capital, it may be required to take measures to conserve liquidity, which could include reducing or delaying certain operating and capital expenditures.

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, Disclosures of Uncertainties about an Entity’s Ability to Continue as a going concern through March 31, 2027 (one year from issuance of this report), management determined that the Company’s liquidity condition raises substantial doubt about its ability to continue as a going concern within one year from the issuance date of these consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Making estimates requires management to exercise significant judgment. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Actual results could differ from those estimates. As of December 31, 2025 and 2024, we have not identified any critical accounting estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2025 and 2024.

Restricted Cash Held in Trust Account

On December 31, 2025 and 2024, substantially all of the assets held in Trust Account were held in cash. The Company’s cash held in the Trust Account are classified as a restricted cash asset. Any investments held in the Trust Account classified as trading securities such as money market funds and treasury bills are presented on the consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest income from investments held in Trust Account in the accompanying consolidated statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. As of December 31, 2025 and 2024, there were no investments held in Trust Account.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit. As of December 31, 2025, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying consolidated balance sheets, primarily due to their short-term nature.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the consolidated financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of December 31, 2025 and 2024, the Company’s deferred tax asset had a full valuation allowance recorded against it.

The Company’s effective tax rate was (2.21)% and (16.27)% for the year ended December 31, 2025 and 2024, respectively. The effective tax rate differs from the statutory tax rate of 21% for the year ended December 31, 2025 and 2024 primarily due to the valuation allowance on the deferred tax assets and merger and acquisition costs treated as permanent differences.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits as of December 31, 2025 and 2024. Amounts accrued for interest and penalties were $22,786 and $0, respectively, as of December 31, 2025 and 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Accordingly, 564,337 and 1,082,789 shares of common stock subject to possible redemption on December 31, 2025 and 2024, respectively, are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s consolidated balance sheets.

Immediately upon the closing of the IPO, the Company recognized the accretion from the initial book value to redemption amount value. This method would view the end of the reporting period as if it were also the redemption date for the security. The change in the carrying value of redeemable shares of common stock resulted in charges against additional paid-in capital and accumulated deficit.

The shares of common stock reflected on the consolidated balance sheets are reconciled on the following table:

Redeemable ordinary shares subject to possible redemption at December 31, 2023	$23,850,678
Less:
Redemption of common stock	(12,219,791)
Plus:
Accretion of carrying value to redemption value	514,400
Redeemable ordinary shares subject to possible redemption at December 31, 2024	$12,145,287
Less:
Redemption of common stock	(5,865,713)
Plus:
Accretion of carrying value to redemption value	122,745
Redeemable ordinary shares subject to possible redemption at December 31, 2025	$6,402,319

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

Diluted loss per share gives effect to all dilutive potential shares of common stock outstanding during the period. Dilutive loss per share excludes all potential shares of common stock if their effect is anti-dilutive. The Company has excluded the Rights from the calculation of diluted loss per share because the Rights are contingent upon the occurrence of future events and any impact would be anti-dilutive. As a result, diluted net loss per share is the same as basic net loss per share for the year ended December 31, 2025 and 2024. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share of common stock.

The following table reflects the calculation of basic and diluted net loss per share of common stock (in dollars, except per share amounts):

	For the Years Ended December 31,
	2025		2024
	Redeemable	Non- redeemable	Redeemable	Non- redeemable
Basic and diluted net loss per share of common stock
Numerator:
Allocation of loss	$(452,415)	$(1,337,026)	$(373,285)	$(526,642)
Denominator:
Basic and diluted weighted average shares outstanding	772,839	2,283,976	1,618,885	2,283,976

Basic and diluted net loss per share of common stock	$(0.59)	$(0.59)	$(0.23)	$(0.23)

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company’s management adopted ASU 2023-09 in its financial statements and disclosures as of December 31, 2025.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This ASU provides a practical expedient to assume that conditions as of the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. This ASU is effective for annual reporting periods beginning after December 15, 2025, and for interim periods within those annual reporting periods, with early adoption permitted. The amendments in ASU 2025-05 should be applied prospectively. The Company is currently evaluating the impact of this new standard on its consolidated financial statements, however the adoption is not expected to have a material impact on the consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements for the period ended December 31, 2025.

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

For the year ended December 31, 2025, the Company expensed a total of $120,000 for support services from the Sponsor of which amount was reported as due to affiliates. For the year ended December 31, 2024, the Company expensed a total of $120,000 for support services from the Sponsor of which amount was reported as due to affiliates.

As of December 31, 2025 and 2024, respectively, there were outstanding amounts due to affiliates of $533,663 and $413,663, which will be repaid from Company’s operating account as soon as practicable.

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

On August 30, 2023, September 28, 2023, November 10, 2023, December 29, 2023, March 20, 2024, June 28, 2024, September 30, 2024, December 31, 2024, March 31, 2025, June 30, 2025, September 30, 2025 and December 31, 2025, the Company issued promissory notes in the principal amounts of $378,000, $22,000, $50,000, $15,000, $373,737, $177,773, $192,069, $448,287, $474,490, $286,259, $106,716 and $259,798, respectively (“Working Capital Notes 2, 3, 4, 5, 6, 7, 8, 9, 10, 11, 12 and 13,” respectively), to the Sponsor in exchange for cash.

Working Capital Note 1, together with Working Capital Notes 2, 3, 4, 5, 6, 7, 8, 9, 10, 11, 12 and 13 (hereinafter, collectively, the “Working Capital Notes”) are non-interest bearing, unsecured promissory notes that will not be repaid in the event that the Company is unable to close a Business Combination unless there are funds available outside the Trust Account to do so. Such Working Capital Notes would either be paid upon consummation of the initial Business Combination out of the proceeds of the Trust Account released to the Company or, at the Sponsor’s discretion, converted, in full or in part, upon consummation of the initial Business Combination into additional private units at a price of $10.00 per unit. Additional Working Capital Notes may be funded at the discretion of the Sponsor, in total amounts for the Working Capital Notes series not to exceed $2.5 million.

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

As of December 31, 2025 and 2024. the balances outstanding under the Working Capital Notes were $2,868,228 and $1,740,966, respectively, reported in Working capital loans – related party in the accompanying consolidated balance sheets.

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

At both December 31, 2025 and 2024, there was an aggregate of $2,296,371, outstanding under the Convertible Promissory Notes reported in Convertible promissory notes – related party in the accompanying consolidated balance sheets.

Support Services

Commencing on December 27, 2021, the Company entered into an agreement to pay the Sponsor $10,000 per month for the use of office space and administrative support services. For the year ended December 31, 2025, $120,000 has been expensed related to the agreement of which $120,000 included in due to affiliates in the accompanying consolidated balance sheets, respectively. For the year ended December 31, 2024, $120,000, has been expensed related to the agreement and included in general and administrative expenses in the accompanying consolidated statements of operations. As of December 31, 2025 and 2024, $120,000 and $120,000 are included in due to affiliates in the and audited consolidated balance sheets, respectively.

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

Amendment No. 6 to Merger Agreement

On January 5, 2026, the Company entered into Amendment No. 6 to the Amended and Restated Agreement and Plan of Merger (the “Amendment No. 6”), which amended the Amended and Restated Agreement and Plan of Merger, dated as of January 5, 2026, by among other things, amended the recitals of the Merger Agreement, as well as certain definitions under the Merger Agreement, and also updated the list of minority equityholders.

On January 5, 2026, the Company entered into that certain Agreement and Plan of Merger, dated as of January 5, 2026, by and among the Company, EM, NewCo, Inc., a Delaware corporation (“NewCo”), and William David Wilcox Jr., as the sole stockholder of NewCo, as it may be amended or supplemented from time to time (the “Step 7 Merger Agreement”), pursuant to which Merger Sub will merge with and into NewCo (the Step 7 Merger), on the terms and subject to the conditions set forth in the Step 7 Merger Agreement, with NewCo continuing as the surviving corporation in the Step 7 Merger. Thereafter, on January 5, 2026, Merger Sub merged with and into EM, with EM surviving the Step 8 Merger as a wholly owned subsidiary of the Company. On the Closing Date, pursuant to the Business Combination, the Company changed its name to Evolution Metals& Technologies Corp.

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

Backstop Agreement

On May 3, 2023, the Company and Welsbach Holdings Pte Ltd (the “Backstopper”), an affiliate of the Sponsor, entered into a backstop agreement (the “Backstop Agreement”) pursuant to which the Backstopper guaranteed any deficiency of restricted cash which may have existed as of December 31, 2025 and 2024, and agreed to advance funds as needed to remedy any such deficiency.

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

On October 29, 2025, the Company engaged SKN Finance LTD (“SKN”), as its financial advisor and marketing agent in connection with its proposed business combination with EM and the listing of the Company’s shares on NASDAQ. In consideration of the Services, the Company shall pay SKN upon upon the closing of the Business Combination an equity fee of 300,000 of the Company’s listed shares, to be included in the next resale registration statement or pursuant to Rule 144, whichever occurs earlier.

On October 29, 2025, the Company engaged Laura Anthony (“LA”), as its financial advisor and marketing agent in connection with its proposed business combination with EM and the listing of the Company’s shares on NASDAQ. In consideration of the Services, the Company shall pay LA upon the closing of the Business Combination an equity fee of 15,000 shares of the Company’s common stock, par value $0.0001 per share (“Common Stock”). The Common Stock shall be subject to the registration rights agreement entered into by and between the Parties on the date hereof (the “Registration Rights Agreement”).

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

Common stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. As of December 31, 2025 and 2024, there were 2,283,976 shares of common stock outstanding excluding 564,337 and 1,082,789 shares of common stock subject to possible redemption, respectively.

Note 8 — Income Tax

The Company’s net deferred tax asset (liabilities) are as follows:

	December 31,	December 31,
	2025	2024
Deferred tax assets
Net operating loss carryforward	$—	$—
Startup Costs	322,410	173,116
Total deferred tax assets	322,410	173,116
Valuation allowance	(322,410)	(173,116)
Deferred tax assets, net of allowance	$—	$—

The income tax provision for the year ended December 31, 2025 and 2024 consists of the following:

	December 31,	December 31,
	2025	2024
Federal
Current	$38,685	$125,950
Deferred	(149,294)	421,831
State
Current	—	$—
Deferred	—	—
Change in valuation allowance	149,294	(421,831)
Income tax provision	$38,685	$125,950

As of December 31, 2025 and 2024, the Company had a total of $0 and $0, respectively, of U.S. federal net operating loss carry overs available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependesnt upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2025, the change in the valuation allowance was $149,294. For the year ended December 31, 2024, the change in the valuation allowance was $421,831.

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	December 31,	December 31,
	2025	2024
Statutory federal income tax rate	21.00%	21.00%
Permanent book/tax difference	(14.68)%	(16.38)%
Prior year - M&A (dead deal costs)	0.00%	0.00%
True up - 2023 temporary difference	0.00%	(75.39)%
Change in valuation allowance	(8.53)%	54.50%
Income tax provision	(2.21)%	(16.27)%

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

At December 31, 2025 and 2024, the assets held in the Trust Account were held in cash. From inception through December 31, 2025, the Company withdrew $76,437,491 in connection with redemptions of common stock, which includes $2,737,938 of the interest earned on the Trust Account distributed to the stockholders, $1,045,248 of the interest earned on the Trust Account to pay franchise and income taxes of which no amount is reported as restricted cash on the accompanying consolidated balance sheets.

At December 31, 2025 and 2024, there were no assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

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

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the Year Ended December 31,
	2025	2024
General and administrative	$1,948,481	$1,428,060
Interest income from restricted cash held in trust account	$276,616	$808,868

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

Note 11 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after December 31, 2025, the balance sheet date, up to the date that the consolidated financial statements were issued. Based upon this review, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the consolidated financial statements, except for the following items.

Consummation of Business Combination

On January 5, 2026, the Company consummated the transactions contemplated by that certain Amended and Restated Agreement and Plan of Merger, dated as of November 6, 2024, as further amended or supplemented from time to time (the “Merger Agreement”), by and among the Company, WTMA Merger Subsidiary LLC, a Delaware limited liability company and wholly owned subsidiary of the Company, EM, and the other parties thereto (the “Closing”).

The Company was the legal acquirer in the transaction. In connection with the Closing, WTMA Merger Subsidiary LLC merged with and into EM, with EM surviving as a wholly owned subsidiary of the Company pursuant to the terms of the Merger Agreement. Immediately upon the Closing, the Company changed its corporate name to Evolution Metals & Technologies Corp. (“EM&T”), and its common stock commenced trading on The Nasdaq Stock Market under the ticker symbol “EMAT.”

Immediately following the Closing, EM&T operates as a holding company and owns 100% of EM, which in turn owns 100% of Evolution Metals LLC (Korea) (“Korea DRE”). Korea DRE owns 100% of KCM Industry Co., Ltd., KMMI Inc., Handa Lab Co., Ltd., and NS World Co., Ltd. As a result of the business combination, EM&T became a publicly traded operating company focused on midstream processing of critical materials, including precious metals, battery metals, magnets & rare earth elements, and its related products.

Although the Company was the legal acquirer, for accounting purposes the Business Combination is treated as a reverse recapitalization in accordance with U.S. GAAP, with EM deemed to be the accounting acquirer and the Company treated as the acquired company. Accordingly, the consolidated financial statements of EM&T subsequent to the Closing will represent a continuation of the financial statements of EM, with the net assets of the Company recorded at historical cost. No goodwill or other intangible assets were recorded as a result of the transaction. All outstanding equity interests of EM were converted into shares of EM&T common stock in accordance with the exchange ratio established in the Merger Agreement.

Beginning with the quarter ending March 31, 2026, the Company’s periodic reports will reflect the consolidated operations, financial position, and cash flows of EM&T and its subsidiaries.

EXHIBIT INDEX

Exhibit No.	Description
2.1¥	Amended and Restated Merger Agreement and Plan of Merger, dated November 6, 2024, by and among Welsbach Technology Metals Acquisition Corp., WTMA Merger Subsidiary LLC and Evolution Metals LLC (incorporated by reference to Annex A to Post-Effective Amendment No. 2 to the Registration Statement on Form S-4 (Registration No. 333-283119) filed with the SEC on August 6, 2025).
2.2¥	Amendment No. 1 to Amended and Restated Merger Agreement and Plan of Merger, dated November 11, 2024, by and among Welsbach Technology Metals Acquisition Corp., WTMA Merger Subsidiary LLC and Evolution Metals LLC (incorporated by reference to Annex A to Post-Effective Amendment No. 2 to the Registration Statement on Form S-4 (Registration No. 333-283119) filed with the SEC on August 6, 2025).
2.3¥	Amendment No. 2 to Amended and Restated Merger Agreement and Plan of Merger, dated February 10, 2025, by and among Welsbach Technology Metals Acquisition Corp., WTMA Merger Subsidiary LLC and Evolution Metals LLC (incorporated by reference to Annex A to Post-Effective Amendment No. 2 to the Registration Statement on Form S-4 (Registration No. 333-283119) filed with the SEC on August 6, 2025).
2.4¥	Amendment No. 3 to Amended and Restated Merger Agreement and Plan of Merger, dated March 31, 2025, by and among Welsbach Technology Metals Acquisition Corp., WTMA Merger Subsidiary LLC and Evolution Metals LLC (incorporated by reference to Annex A (Registration No. 333-283119) to Post-Effective Amendment No. 2 to the Registration Statement on Form S-4 filed with the SEC on August 6, 2025).
2.5¥	Amendment No. 4 to Amended and Restated Merger Agreement and Plan of Merger, dated June 11, 2025, by and among Welsbach Technology Metals Acquisition Corp., WTMA Merger Subsidiary LLC and Evolution Metals LLC (incorporated by reference to Annex A to Post-Effective Amendment No. 2 to the Registration Statement on Form S-4 (Registration No. 333-283119) filed with the SEC on August 6, 2025).
2.6¥	Amendment No. 5 to Amended and Restated Merger Agreement and Plan of Merger, dated July 21, 2025, by and among Welsbach Technology Metals Acquisition Corp., WTMA Merger Subsidiary LLC and Evolution Metals LLC (incorporated by reference to Annex A to Post-Effective Amendment No. 2 to the Registration Statement on Form S-4 (Registration No. 333-283119) filed with the SEC on August 6, 2025).
2.7¥	Amendment No. 6 to Amended and Restated Merger Agreement and Plan of Merger, dated January 5, 2026, by and among Welsbach Technology Metals Acquisition Corp., WTMA Merger Subsidiary LLC and Evolution Metals LLC. (incorporated by reference to Exhibit 2.7 to Current Report on Form 8-K filed with the SEC on January 9, 2026).
3.1	Second Amended and Restated Certificate of Incorporation of Welsbach Technology Metals Acquisition Corp. (incorporated by reference to Exhibit 3.1 to Welsbach Technology Metals Acquisition Corp.’s Current Report on Form 8-K filed with the SEC on December 30, 2021).
3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Welsbach Technology Metals Acquisition Corp., dated March 24, 2023 (incorporated by reference to Exhibit 3.1 to Welsbach Technology Metals Acquisition Corp.’s Current Report on Form 8-K filed with the SEC on March 27, 2023).
3.3	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Welsbach Technology Metals Acquisition Corp., dated September 29, 2023 (incorporated by reference to Exhibit 3.1 to Welsbach Technology Metals Acquisition Corp.’s Current Report on Form 8-K filed with the SEC on October 3, 2023).

3.4	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Welsbach Technology Metals Acquisition Corp., dated June 28, 2024 (incorporated by reference to Exhibit 3.1 to Welsbach Technology Metals Acquisition Corp.’s Current Report on Form 8-K filed with the SEC on July 5, 2024).
3.5	Second Amended and Restated Certificate of Incorporation of Evolution Metals & Technologies Corp. (incorporated by reference to Current Report on Form 8-K/A filed with the SEC on January 9, 2026).
3.6	Amended and Restated Bylaws of Evolution Metals & Technologies Corp. (incorporated by reference to Current Report on Form 8-K/A filed with the SEC on January 9, 2026).
4.1	Specimen Unit Certificate of Welsbach Technology Metals Acquisition Corp. (incorporated by reference to Exhibit 4.1 to Welsbach Technology Metals Acquisition Corp.’s Registration Statement on Form S-1 (File No. 333-261467)).
4.2	Specimen Common Stock Certificate of Welsbach Technology Metals Acquisition Corp. (incorporated by reference to Exhibit 4.2 to Welsbach Technology Metals Acquisition Corp.’s Registration Statement on Form S-1 (File No. 333-261467)).
4.3	Specimen Right Certificate of Welsbach Technology Metals Acquisition Corp. (incorporated by reference to Exhibit 4.3 to Welsbach Technology Metals Acquisition Corp.’s Registration Statement on Form S-1 (File No. 333-261467)).
4.4	Rights Agreement, dated December 27, 2021, by and between Welsbach Technology Metals Acquisition Corp. and Continental Stock Transfer & Trust Company, as rights agent (incorporated by reference to Exhibit 4.1 to Welsbach Technology Metals Acquisition Corp.’s Current Report on Form 8-K filed with the SEC on December 30, 2021).
4.5	Unit Purchase Option, dated December 27, 2021, by and between Welsbach Technology Metals Acquisition Corp. and Chardan Capital Markets, LLC (incorporated by reference to Exhibit 4.2 of Welsbach Technology Metals Acquisition Corp.’s Current Report on Form 8-K filed with the SEC on December 30, 2021).
4.6	Form of Specimen Common Stock Certificate of Evolution Metals & Technologies Corp. (incorporated by reference to Current Report on Form 8-K filed with the SEC on January 9, 2026).
4.7	Form of Extension Note (incorporated by reference to Exhibit 10.2 to Welsbach Technology Metals Acquisition Corp.’s Form 10-K for the year ended December 31, 2022 filed with the SEC on February 21, 2023).
4.8	Promissory Note, dated June 25, 2021, issued to Welsbach Acquisition Holdings LLC (incorporated by reference to Exhibit 10.8 of Welsbach Technology Metals Acquisition Corp.’s Registration Statement on Form S-1/A, filed with the SEC on December 15, 2021).
4.9	Sponsor/Company Promissory Note dated May 25, 2023 (incorporated by reference to Exhibit 10.2 to Welsbach Technology Metals Acquisition Corp.’s Current Report on Form 8-K filed with the SEC on August 1, 2023).
4.10	Working Capital Note issued to Welsbach Acquisition Holdings LLC, dated July 30, 2023 (incorporated by reference to Exhibit 10.1 to Welsbach Technology Metals Acquisition Corp.’s Current Report on Form 8-K filed with the SEC on August 1, 2023).
4.11	Working Capital Note issued to Welsbach Acquisition Holdings LLC, dated August 30, 2023 (incorporated by reference to Current Report on Form 8-K filed with the SEC on January 9, 2026).

4.12	Working Capital Note issued to Welsbach Acquisition Holdings LLC, dated September 28, 2023 (incorporated by reference to Current Report on Form 8-K filed with the SEC on January 9, 2026).
4.13	Working Capital Note issued to Welsbach Acquisition Holdings LLC, dated November 10, 2023 (incorporated by reference to Current Report on Form 8-K filed with the SEC on January 9, 2026).
4.14	Working Capital Note issued to Welsbach Acquisition Holdings LLC, dated December 29, 2023 (incorporated by reference to Current Report on Form 8-K filed with the SEC on January 9, 2026).
4.15	Working Capital Note issued to Welsbach Acquisition Holdings LLC, dated March 20, 2024 (incorporated by reference to Current Report on Form 8-K filed with the SEC on January 9, 2026).
4.16	Working Capital Note issued to Welsbach Acquisition Holdings LLC, dated June 28, 2024 (incorporated by reference to Current Report on Form 8-K filed with the SEC on January 9, 2026).
4.17	Working Capital Note issued to Welsbach Acquisition Holdings LLC, dated September 30, 2024 (incorporated by reference to Current Report on Form 8-K filed with the SEC on January 9, 2026).
4.18	Working Capital Note issued to Welsbach Acquisition Holdings LLC, dated December 31, 2024 (incorporated by reference to Current Report on Form 8-K filed with the SEC on January 9, 2026).
4.19	Working Capital Note issued to Welsbach Acquisition Holdings LLC, dated March 31, 2025 (incorporated by reference to Current Report on Form 8-K filed with the SEC on January 9, 2026).
4.20	Working Capital Note issued to Welsbach Acquisition Holdings LLC, dated June 30, 2025 (incorporated by reference to Current Report on Form 8-K filed with the SEC on January 9, 2026).
4.21	Working Capital Note issued to Welsbach Acquisition Holdings LLC, dated September 30, 2025 (incorporated by reference to Current Report on Form 8-K filed with the SEC on January 9, 2026).
4.22*	Description of Securities.
10.1	Share Exchange Agreement, dated February 10, 2025, between Evolution Metals LLC and Handa Lab Co., Ltd. (incorporated by reference to Exhibit 10.29 to Post-Effective Amendment No. 2 to the Registration Statement on Form S-4 (Registration No. 333-283119) filed with the SEC on August 6, 2025).
10.2	Share Exchange Agreement, dated February 10, 2025, between Evolution Metals LLC and KCM Industry, Ltd. (incorporated by reference to Exhibit 10.30 to Post-Effective Amendment No. 2 to the Registration Statement on Form S-4 (Registration No. 333-283119) filed with the SEC on August 6, 2025).
10.3	Share Exchange Agreement, dated February 10, 2025, between Evolution Metals LLC and KMMI INC. (incorporated by reference to Exhibit 10.31 to Post-Effective Amendment No. 2 to the Registration Statement on Form S-4 (Registration No. 333-283119) filed with the SEC on August 6, 2025).
10.4	Share Exchange Agreement, dated February 10, 2025, between Evolution Metals LLC and NS World Co., Ltd. (incorporated by reference to Exhibit 10.32 to Post-Effective Amendment No. 2 to the Registration Statement on Form S-4 (Registration No. 333-283119) filed with the SEC on August 6, 2025).
10.5	Amendment No. 1 to Share Exchange Agreement, Dated March 31, 2025, between Evolution Metals LLC and Handa Lab Co., Ltd. (incorporated by reference to Exhibit 10.48 to Post-Effective Amendment No. 2 to the Registration Statement (Registration No. 333-283119) on Form S-4 filed with the SEC on August 6, 2025).

10.6	Amendment No. 1 to Share Exchange Agreement, Dated March 31, 2025, between Evolution Metals LLC and KCM Industry, Ltd. (incorporated by reference to Exhibit 10.49 to Post-Effective Amendment No. 2 to the Registration Statement on Form S-4 (Registration No. 333-283119) filed with the SEC on August 6, 2025).
10.7	Amendment No. 1 to Share Exchange Agreement, Dated March 31, 2025, between Evolution Metals LLC and KMMI INC. (incorporated by reference to Exhibit 10.50 to Post-Effective Amendment No. 2 to the Registration Statement on Form S-4 (Registration No. 333-283119) filed with the SEC on August 6, 2025).
10.8	Amendment No. 1 to Share Exchange Agreement, Dated March 31, 2025, between Evolution Metals LLC and NS World Co. Ltd. (incorporated by reference to Exhibit 10.51 to Post-Effective Amendment No. 2 to the Registration Statement on Form S-4 filed with the SEC on August 6, 2025).
10.9	Form of Registration Rights Agreement (incorporated by reference to Annex G to Post-Effective Amendment No. 2 to the Registration Statement on Form S-4 (Registration No. 333-283119) filed with the SEC on August 6, 2025).
10.10	Company Equityholder Support and Lock-up Agreement, dated November 6, 2024, by and among Welsbach Technology Metals Acquisition Corp., Evolution Metals LLC, Welsbach Acquisition Holdings LLC and the person set forth on Schedule I thereto (incorporated by reference to Annex E to Post-Effective Amendment No. 2 to the Registration Statement on Form S-4 filed with the SEC on August 6, 2025).
10.11	Amendment to Company Equityholder Support and Lock-up Agreement, dated February 10, 2025, by and among Welsbach Technology Metals Acquisition Corp., Evolution Metals LLC, Welsbach Acquisition Holdings LLC and the person set forth on Schedule I thereto (incorporated by reference to Annex E to Post-Effective Amendment No. 2 to the Registration Statement on Form S-4 filed with the SEC on August 6, 2025).
10.12	Sponsor Support and Lock-up Agreement, dated November 6, 2024, by and among Welsbach Technology Metals Acquisition Corp., Evolution Metals LLC, Welsbach Acquisition Holdings LLC and the persons set forth on Schedule I thereto (incorporated by reference to Annex D to Post-Effective Amendment No. 2 to the Registration Statement on Form S-4 filed with the SEC on August 6, 2025).
10.13	Amendment to Sponsor Support and Lock-up Agreement, dated February 10, 2025, by and among Welsbach Technology Metals Acquisition Corp., Evolution Metals LLC, Welsbach Acquisition Holdings LLC and the persons set forth on Schedule I thereto (incorporated by reference to Annex D to Welsbach Technology Metals Acquisition Corp.’s Registration Statement on Form S-4 filed with the SEC on August 6, 2025).
10.14	Investment Agreement, dated July 18, 2024, between Springrock Management, Inc and Evolution Metals LLC(incorporated by reference to Exhibit 10.37 to the registrant’s Registration Statement on Form S-4 (File No. 333-283119) filed with the SEC on November 12, 2024, as amended).
10.15	Interco Master Trade Agreement, dated January 13, 2025, between Interco Trading, Inc. and Evolution Metals LLC(incorporated by reference to Exhibit 10.40 to the registrant’s Registration Statement on Form S-4 (File No. 333-283119) filed with the SEC on November 12, 2024, as amended).
10.16	CMR Advance Agreement, dated September 6, 2024, between Evolution Metals LLC and Critical Mineral Recovery, Inc.(incorporated by reference to Exhibit 10.42 to the registrant’s Registration Statement on Form S-4 (File No. 333-283119) filed with the SEC on November 12, 2024, as amended).
10.17	Form of EM Convertible Preferred Unit Holder Lock-up Agreement (incorporated by reference to Exhibit 10.43 to Post-Effective Amendment No. 2 to the Registration Statement on Form S-4 filed with the SEC on August 6, 2025).

10.18	Form of Korean Company Shareholder Lock-up Agreement (incorporated by reference to Exhibit 10.45 to Post-Effective Amendment No. 2 to the Registration Statement on Form S-4 filed with the SEC on August 6, 2025).
10.19	Form of Director and Executive Officer Indemnification Agreement of Evolution Metals & Technologies Corp. (incorporated by reference to Exhibit 10.26 to Post-Effective Amendment No. 2 to the Registration Statement on Form S-4 filed with the SEC on August 6, 2025).
10.20+	Employment Agreement, dated January 5, 2026, between Evolution Metals & Technologies Corp. and David Wilcox (incorporated by reference to Current Report on Form 8-K filed with the SEC on January 9, 2026).
10.21+	Employment Agreement, dated January 5, 2026, between Evolution Metals & Technologies Corp. and Frank Moon (incorporated by reference to Current Report on Form 8-K filed with the SEC on January 9, 2026)
10.22+	Employment Agreement, dated January 5, 2026, between Evolution Metals & Technologies Corp. and Andrew F. Knaggs, Esq. (incorporated by reference to Current Report on Form 8-K filed with the SEC on January 9, 2026).
10.23+	Employment Agreement, dated January 5, 2026, between Evolution Metals & Technologies Corp. and Christopher Clower (incorporated by reference to Current Report on Form 8-K filed with the SEC on January 9, 2026).
10.24+	Employment Agreement, dated January 5, 2026, between Evolution Metals & Technologies Corp. and John Arrastia (incorporated by reference to Current Report on Form 8-K filed with the SEC on January 9, 2026).
10.25+	Evolution Metals & Technologies Corp. 2025 Equity Incentive Plan (incorporated by reference to Annex F to Post-Effective Amendment No. 2 to the Registration Statement on Form S-4 filed with the SEC on August 6, 2025).
14.1	Code of Ethics (incorporated by reference to Current Report on Form 8-K filed with the SEC on January 9, 2026).
21.1	List of Subsidiaries of Evolution Metals & Technologies Corp. (incorporated by reference to Current Report on Form 8-K filed with the SEC on January 9, 2026).
24.1*	Power of Attorney (included on the signature page hereto).
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Incentive Compensation Recoupment Policy (incorporated by reference to Exhibit 97.1 to the registrant’s Annual Report on Form 10-K filed with the SEC on April 16, 2024).
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
+	Indicates a management or compensatory plan
¥	Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 20, 2026	Evolution Metals & Technologies Corp.

	By:	/s/ Suk Jin Moon
	Name:	Suk Jin Moon
	Title:	Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David Wilcox and Christopher Clower, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities to sign the registrant’s Annual Report on Form 10-K and any other documents and instruments incidental thereto, together with any and all amendments and supplements thereto, to enable the Company to comply with the Securities Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and/or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Suk Jin Moon	Chief Executive Officer	February 20, 2026
Suk Jin Moon	(Principal Executive Officer)

/s/ Christopher Clower	Chief Financial Officer and Chief Operating Officer	February 20, 2026
Christopher Clower	(Principal Financial and Accounting Officer)

/s/ David Wilcox	Executive Chairman of the Board of Directors	February 20, 2026
David Wilcox

/s/ Saul Locker	Director	February 20, 2026
Saul Locker

/s/ Christopher C. Miller	Director	February 20, 2026
Christopher C. Miller

/s/ Thomas Stoddard	Director	February 20, 2026
Thomas Stoddard