Form 10-Q
period 2026-03-31
Evolution Metals & Technologies Corp.
filed 2026-05-22
CIK 1866226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number: 001-41183

Evolution Metals & Technologies Corp.

(Exact name of registrant as specified in its charter)

Delaware	87-1006702
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4040 NE 2nd Ave, Suite 349
Miami, Florida 33137

(Address of principal executive offices) (Zip Code)

Phone: 561-225-3205

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	EMAT	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of May 21, 2026, the registrant had 593,349,852 shares of common stock issued and outstanding.

i

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that reflect our current expectations and views of future events, all of which are subject to risks and uncertainties. Forward-looking statements give our current expectations or forecasts of future events. All statements, other than statements that relate strictly to present or historical fact included in this Quarterly Report, such as statements regarding our future financial performance, strategy, operations, financial position, estimated revenues and losses, projected costs, prospects, plans, and objectives of management are forward-looking statements. You can find many (but not all) of these statements by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would,” and other similar expressions in this Quarterly Report. You must carefully consider any such statements and should understand that many factors could cause actual results to differ from our forward-looking statements. No forward-looking statement can be guaranteed, and actual future results may vary materially.

As a result of various known and unknown risks and uncertainties, our actual results or performance may differ materially from those expressed or implied by these forward-looking statements. These include, among other factors:

●	risks relating to the integration of operations following our business combination;

●	global demand for rare earth and battery materials and the ability to source sufficient volumes of spent lithium-ion batteries from third parties;

●	the impact of government policy and trade restrictions;

●	delays in achieving full-scale commercial operations at our planned recycling and processing facilities;

●	challenges in implementing smart factory automation or scaling manufacturing capacity;

●	the inability to establish or maintain supply relationships for critical feedstock materials and the availability and cost of feedstock and raw materials;

●	changes in government policies, tariffs, or incentive programs affecting critical materials;

●	fluctuations in commodity prices and global demand for rare earth and battery materials;

●	our ability to raise capital and execute its growth strategy in a cost-effective manner;

ii

●	expectations regarding our strategies and future financial performance, including future business plans, expansion and acquisition plans or objectives, prospective performance and opportunities and competitors, revenues, products and services, pricing, operating expenses, product and service acceptance, market trends, liquidity, cash flows and uses of cash, capital expenditures, and our ability to invest in growth initiatives;

●	our ability to attract and retain talented personnel;

●	our ability to compete with companies that have significantly more resources;

●	our ability to meet certain certification and compliance standards;

●	our ability to protect its intellectual property rights and ability to protect itself against potential intellectual property infringement claims;

●	the potential characterization of us as an investment company subject to the Investment Company Act of 1940, as amended (the “Investment Company Act”); and

●	the ability to maintain our listing on Nasdaq.

We base our forward-looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. We caution you that actual outcomes and results may, and are likely to, differ materially from what is expressed, implied, or forecast by our forward-looking statements. Accordingly, potential investors should be careful about relying on any forward-looking statements. Except as required under the federal securities laws, we do not have any intention or obligation to update publicly any forward-looking statements after the distribution of this Quarterly Report whether as a result of new information, future events, changes in assumptions, or otherwise.

The forward-looking statements contained in this Quarterly Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

iii

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

EVOLUTION METALS & TECHNOLOGIES CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

in thousands, except share data	March 31, 2026 (Unaudited)	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$5,389	$11,685
Accounts receivable	2,270	—
Non-trade accounts receivable	1,202	1,493
Non-trade accounts receivable - related parties	182	—
Inventories	1,564	—
Prepaid expenses and other current assets	660	48
Total current assets	11,267	13,226
Property, plant and equipment, net	7,443	—
Intangible assets, net	6,350	—
Deferred transaction costs	—	9,265
Goodwill	60,061	—
Other noncurrent assets	497	—
TOTAL ASSETS	$85,618	$22,491

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$8,954	$4,651
Accounts payable - related parties	42	—
Non-trade accounts payable	47,951	—
Non-trade accounts payable - related parties	218	—
Short term debt	3,546	—
Short term debt - related parties	1,230	484
Current portion of long-term debt	1,593	—
Convertible promissory notes	2,296	—
July investment agreement derivative	—	379,205
CPU Share Allocation Obligation	—	292,680
Accrued expenses and other current liabilities	27,263	339
Total current liabilities	93,093	677,359
Long term debt	2,609	—
Long term debt - related parties	15	—
Other noncurrent liabilities	725	—
Total Liabilities	96,442	677,359

Commitments and contingencies (Note 19)

Stockholders’ Deficit
Common stock $0.0001 par value, 593,349,852 shares authorized, 593,349,852 and 0 shares issued and outstanding as of March 31, 2026 and December 31, 2025	59	45 *
Equity-classified CPU share allocation	186,766	—
Additional paid-in capital	908,599	(2,374)
Convertible preferred units (Note 13 - Equity)	—	26,262
Accumulated deficit	(1,119,121)	(678,807)
Accumulated other comprehensive income	(1,062)	6
Total stockholders’ deficit	(24,759)	(654,868)
Noncontrolling interest	13,935	—
Total deficit	(10,824)	(654,868)
Total liabilities and stockholders’ deficit	$85,618	$22,491

*	Par value of common stock, additional paid-in capital and share data have been retroactively restated to give effect to reverse recapitalization that is discussed in Note 3

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVOLUTION METALS & TECHNOLOGIES CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
in thousands, except share data	2026	2025
Revenues	$1,879	$—
Cost of sales	(1,434)	—
Gross profit	445	—
Operating expense:
Selling, general and administrative	(16,100)	(2,802)
Operating loss	(15,655)	(2,802)
Other income (expense):
Interest (expense) income, net	(705)	493
Other income (expense), net	1,296	250
Provision for credit losses	—	(470)
Change in fair value of financial instruments	(425,227)	(15,467)
Loss on foreign currency	(23)	—
Loss before income taxes	(440,314)	(17,996)
Income tax expense	—	—
Net loss	$(440,314)	$(17,996)

Net loss per share attributable to common stockholders
Basic and diluted	$(0.72)	$(0.04)
Weighted average shares of common stock
Basic and diluted	611,903,892	454,712,290

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVOLUTION METALS & TECHNOLOGIES CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended March 31,
in thousands	2026	2025
Net loss	$(440,314)	$(17,996)
Other comprehensive income:
Foreign currency translation adjustments	(1,050)	—
Actuarial loss on defined severance benefits, net of tax	(18)	—
Total other comprehensive loss	(1,068)	—
Total comprehensive loss	$(441,382)	$(17,996)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVOLUTION METALS & TECHNOLOGIES CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Convertible Preferred Units		Member Units, Voting		Common Stock		Additional Paid-in	Subscription	Accumulated	Members’	Total Stockholders’
in thousands, except share data	Units	Amount	Units	Amount	Units	Amount	Capital	Receivable	Deficit	Deficit	Equity
Balance, December 31, 2024 (as previously reported)	35,230,021	$9,587	1,000,000	$—	—	—	306	—	$(60,892)	$(50,999)	$—
Retroactive application of recapitalization	—	—	(1,000,000)	—	454,712,290	45	(45)	—	—	50,999	(50,999)
Balance, December 31, 2024	35,230,021	9,587	—	—	454,712,290	45	261	—	(60,892)	—	(50,999)
Issuance of convertible preferred units	7,050,000	$2,750	—	—	—	—	—	(1,500)	—	—	1,250
Investor loan advances and deemed contributions	—	—	—	—	—	—	(853)	—	—	—	(853)
Net loss		$—		$—		—	—	—	(17,996)	$—	(17,996)
Balance, March 31, 2025	42,280,021	$12,337	—	$—	$454,712,290	$45	$(592)	$(1,500)	$(78,888)	$—	$(68,598)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVOLUTION METALS & TECHNOLOGIES CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Convertible Preferred Units		Common Stock		Additional Paid-in	Equity- classified CPU Share	Accumulated	Accumulated Other Comprehensive	Total EMAT Stockholders’	Noncontrolling	Total Stockholders’
in thousands, except share data	Units	Amount	Units	Amount	Capital	Allocation	Deficit	Income	Equity	Interest	Equity
Balance, December 31, 2025	59,671,021	$26,262	454,712,290	$45	$(2,374)	$—	$(678,807)	$6	$(654,868)	$—	$(654,868)
Reverse recapitalization	—	—	4,876,199	—	(10,872)	—	—	—	(10,872)	—	(10,872)
Noncontrolling interests resulting from the Business Combination	(17,391,000)	(13,925)		—	—	—	—	—	(13,925)	13,925	—
Share issuance upon conversion of convertible preferred units	(42,280,021)	(12,337)	12,640,000	1	12,336	—	—	—	—	—	—
Share issuance upon settlement of the EM Share Obligations	—	—	118,046,178	13	885,334	—	—	—	885,347	—	885,347
Issuance of common stock for acquisitions	—	—	3,075,185	—	23,064	—	—	—	23,064	10	23,074
Investor loan advances and deemed contributions	—	—	—	—	1,111	—	—	—	1,111	—	1,111
Reclass of CPU Share Allocation Obligations to equity	—	—	—	—	—	186,766	—	—	186,766	—	186,766
Foreign currency translation adjustment	—	—	—	—	—	—	—	(1,050)	(1,050)	—	(1,050)
Actuarial (loss) gain on defined severance benefits, net of tax	—	—	—	—	—	—	—	(18)	(18)	—	(18)
Net loss	—	—	—	—	—	—	(440,314)	—	(440,314)	—	(440,314)
Balance, March 31, 2026	—	$—	593,349,852	$59	$908,599	$186,766	$(1,119,121)	$(1,062)	$(24,759)	$13,935	$(10,824)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVOLUTION METALS & TECHNOLOGIES CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
in thousands	2026	2025
Cash flows from operating activities
Net loss	$(440,314)	$(17,996)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in provision for losses on valuation of inventories	115	—
Depreciation and amortization	252	—
Interest expense	768	—
Pension Benefits Provision	65	—
Gain on settlement of preexisting relationship	(1,152)	—
Allowance for credit losses	—	470
Interest income	(63)	—
Gain on foreign exchange translation	(115)	—
Loss on foreign exchange translation	137	—
Change in fair value of CPU Share Allocation Obligations	190,488	2,492
Change in fair value of July Investment Agreement Derivative	234,739	12,572
Day one loss on CPU Share Allocation Obligations	—	404
Investor expenses incurred on behalf of Company	1,586	827
Paid in kind – interest	—	(475)
Non-cash others	(75)	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Trade accounts receivable	(725)	—
Non-trade accounts receivable	(211)	—
Prepaid expenses and other assets	(197)	(125)
Inventories	(385)	—
Deferred transaction costs	9,265	—
Trade accounts payable	(1,225)	(209)
Non-trade accounts payable	1,195	—
Other liabilities	109	—
Accrued expenses and other current liabilities	174	(23)
Net cash used in operating activities	(5,569)	(2,063)

Cash flows from investing activities
Purchases of property, plant and equipment	$(24)	$—
Payments for leasehold deposits	(2)	—
Issuance of notes receivable	—	(474)
Proceeds from notes receivable	2	—
Payment for acquisition of business	(350)	—
Net cash acquired in Business Combination	1,379	—
Net cash (used in) provided by investing activities	$1,005	$(474)

Cash flows from financing activities
Proceeds from short-term debt	$945	$—
Repayment of short-term debt	(545)	—
Repayment of current portion of long-term debt	(65)	—
Repayment of long-term debt	(44)	—
Payment of lease liabilities	(32)	—
Cash assumed in reverse recapitalization	13	—
Constructive disbursements to related party	(475)	(1,680)
Payments to effectuate reverse recapitalization	(1,537)	—
Proceeds from issuance of convertible preferred units	—	5,550
Payments for deferred transaction costs	—	(215)
Net cash (used in) provided by financing activities	(1,741)	3,655
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	8	—
Net (decrease) increase in cash, cash equivalents and restricted cash	(6,296)	1,118
Cash and cash equivalents, and restricted cash, as of beginning of period	11,685	2,615
Cash and cash equivalents, and restricted cash, as of end of period	$5,389	$3,733

Supplemental cash flow information:
Taxes paid	$—	$—
Interest paid	133	—

Supplemental disclosure of noncash investing and financing activities:
Acquisition of business, deferred consideration payable included in non-trade accounts payable	$47,863	$—
Acquisition of business, shares of common stock exchanged	23,064
Reverse recapitalization, net non-cash liabilities assumed and settlement of preexisting relationship	10,886	—
Reclassification of CPU Share Allocation Obligation from liability to equity	186,766	—
Issuance of common stock for settlement of July Investment Agreement Derivative liabilities	588,944	—
Issuance of common stock for settlement of CPU Share Allocation Obligations liabilities	296,402	—
Fair value of CPU Share Allocation Obligations issued in connection with issuance of certain convertible preferred units	—	4,704
Deferred transaction costs included within accounts payable and accrued expenses	—	2,583
Convertible preferred units issued in exchange for subscription receivable	—	1,500

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVOLUTION METALS & TECHNOLOGIES CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Description of Organization and Business Operations

Evolution Metals & Technologies Corp. (formerly known as Welsbach Technology Metals Acquisition Corp. or “WTMA”), a Delaware corporation, and collectively with its subsidiaries (the “Company,” “EM&T,” or “New EM”) is developing a secure, reliable global supply chain for critical minerals and materials (“CMM”), leveraging advanced technologies and strategic consolidation of midstream and downstream manufacturers. The Company will support key industries, such as automotive and aerospace, while driving a sustainable future through efficient processing and the application of cutting edge autonomous and smart robotics. The Company has two direct wholly owned subsidiaries: NewCo Inc. (“NewCo”), incorporated in Delaware on January 5, 2026, and Evolution Metals LLC (“EM LLC”), incorporated in Delaware on February 9, 2024.

To achieve this vision, on January 5, 2026, EM LLC acquired a controlling equity interest in four separate Korean entities (collectively, the “Four Entities”). The Four Entities are critical to the CMM supply chain in order to combine initial capabilities believed to serve as the foundation for the Company’s growth, transforming raw materials into essential components for further manufacturing; recycling lithium batteries; producing materials that are essential feedstocks used in the production of advanced magnets, which include (a) bonded magnets that are vital components in various high-tech applications (including automotive, aerospace, and consumer electronics industries) and (b) sintered magnets that are crucial for high-performance applications (particularly in the defense and aerospace sectors where precision and durability are paramount); developing AI software and machines to drive automation, innovation, and efficiency to reduce labor costs, lower manufacturing reject rates, and automating the quality of control processes. For further discussion on EM LLC’s acquisition of the Four Entities and the related accounting, refer to Note 4 - Acquisitions.

WTMA Merger Agreement

On January 5, 2026 (the “Closing Date”), immediately following the acquisition of the Four Entities, WTMA, a special purpose acquisition company, consummated the business combination pursuant to the terms of the Agreement and Plan of Merger entered into on April 1, 2024 and as amended on November 6, 2024, November 11, 2024, February 10, 2025, March 31, 2025, June 11, 2025, July 21, 2025, and January 5, 2026 (collectively, the “Amended Merger Agreement”), by and among EM LLC, WTMA, WTMA Merger Subsidiary LLC, a Delaware limited liability company and direct wholly owned subsidiary of WTMA (“Merger Sub”), NewCo Inc. (“NewCo”), a Delaware limited liability company, and David Wilcox, as the sole stockholder of NewCo. Pursuant to the Amended Merger Agreement, Merger Sub merged with and into EM LLC, with EM LLC being the surviving corporation and resulting in EM LLC being a wholly owned subsidiary of WTMA (the “Merger” and collectively, with the other transactions contemplated by the Amended Merger Agreement, the “Business Combination”).

As discussed in Note 3 - Reverse Recapitalization, the Business Combination was accounted for as a reverse recapitalization under which the historical financial statements of the Company prior to the Business Combination are those of EM LLC. All information related to the common stock of EM LLC prior to the Closing Date and presented in the financial statements and notes thereto has been retroactively adjusted to reflect the exchange ratio established in the Amended Merger Agreement. For further discussion on the reverse recapitalization and the related accounting, refer to Note 3 - Reverse Recapitalization.

To facilitate the closing of the Business Combination, the Company entered into a short-term bridge loan with cash proceeds of $80.0 million with a stated, fixed interest rate per annum of 6.0% and a stated maturity date of five business days following the Closing Date. The bridge loan was repaid prior to the maturity date and the related interest expense incurred by the Company was de minimis.

Immediately following the Closing Date, EM&T operates as a holding company and owns 100% of EM LLC, which in turn owns 100% of Evolution Metals LLC (Korea) (“Korea DRE”). Korea DRE owns 100% of the Four Entities, KCM Industry Co., Ltd., KMMI Inc., Handa Lab Co., Ltd., and NS World Co., Ltd.

EVOLUTION METALS & TECHNOLOGIES CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Although WTMA was the legal acquirer, for accounting purposes the Business Combination is treated as a reverse recapitalization in accordance with U.S. GAAP, with EM LLC deemed to be the accounting acquirer and WTMA treated as the acquired company. Accordingly, the unaudited condensed consolidated financial statements of EM&T subsequent to the Closing Date will represent a continuation of the financial statements of EM LLC, with the net assets of WTMA recorded at historical cost. No goodwill or other intangible assets were recorded as a result of the transaction. All outstanding equity interests of EM LLC were converted into shares of EM&T common stock in accordance with the exchange ratio established in the Merger Agreement.

In connection with the closing of the Business Combination, WTMA changed its corporate name to Evolution Metals & Technologies Corp. and on January 6, 2026, the Company’s common stock began to trade on the Nasdaq Stock Market LLC (“Nasdaq”) under the symbol “EMAT”. As a result of the business combination, EM&T became a publicly traded operating company focused on midstream processing of critical materials, including precious metals, battery metals, magnets & rare earth elements, and its related products.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), expressed in U.S. dollars. References to GAAP issued by the FASB in these accompanying notes to the unaudited condensed consolidated financial statements are to the FASB Accounting Standards Codification (“ASC”). The unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Principles of Consolidation and Variable Interest Entities: The accompanying unaudited condensed consolidated financial statements include the accounts of Evolution Metals & Technologies Corp. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The Company evaluates all legal entities in which it holds an ownership or economic interest in accordance with Accounting Standards Codification (“ASC”) Topic 810, Consolidation, to determine whether consolidation is required under either the voting interest entity (“VOE”) model or the variable interest entity (“VIE”) model.

A legal entity is considered a VIE when, by design, (i) the entity lacks sufficient equity at risk to finance its activities without additional subordinated financial support, (ii) the holders of the equity investment at risk lack the characteristics of a controlling financial interest, or (iii) the equity holders do not possess substantive voting or participating rights.

The Company consolidates a VIE when it is determined to be the primary beneficiary of the entity. The primary beneficiary is the party that both (i) has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (ii) has the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE.

The Company evaluates loans, advances, notes receivable, and other arrangements involving shareholders, affiliates, and related parties to determine whether such arrangements represent variable interests under ASC 810. In performing this assessment, management considers the substance of the arrangement, including contractual rights and obligations, governance rights, exposure to economic variability, and whether the Company has direct or indirect recourse to the assets, operations, or economics of the legal entity.

EVOLUTION METALS & TECHNOLOGIES CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The application of ASC 810 requires management to exercise significant judgment in determining whether a legal entity is a VIE and whether the Company is the primary beneficiary of that entity. Such judgments include evaluating contractual arrangements, governance rights, related party relationships, and the nature of the Company’s economic interests. Changes in facts and circumstances could result in changes to the Company’s consolidation conclusions in future reporting periods.

Liabilities Paid by Principal Shareholders: The Company complies with SEC Staff Accounting Bulletin Topic 5.T (“SAB Topic 5.T”), Accounting for Expenses or Liabilities Paid by Principal Stockholder(s). Expenses paid by shareholders or related parties on behalf of the Company are recognized in the unaudited condensed consolidated financial statements when incurred if the Company receives the primary economic benefit of the expenditure, with a corresponding credit recognized within equity, as appropriate. See Note 17 - Related Party Transactions for additional detail regarding such arrangements.

Liquidity and Going Concern: Historically, the Company’s primary sources of liquidity have been cash flows from issuance of convertible preferred units. The Company reported a net loss of $440.3 million for the three months ended March 31, 2026. As of March 31, 2026, the Company had an aggregate cash balance of $5.4 million and a net working capital deficit of $81.8 million. These are indicators of substantial doubt as to the Company’s ability to continue as a going concern for at least one year from issuance of these Unaudited condensed consolidated financial statements.

On January 5, 2026, the Company consummated the Business Combination and is now focused on executing its post-combination operating plan and capital formation strategy. The Business Combination did not include significant external financing at closing, see Note 4 - Acquisitions. The Company expects to require additional capital to support its operations and growth initiatives. Management is actively pursuing additional sources of capital, including equity and strategic financing arrangements.

Based on the Company’s current liquidity position and expected operating needs, management has concluded that substantial doubt about the Company’s ability to continue as a going concern has not been alleviated. The Company expects to address its liquidity requirements through the execution of its capital-raising plans and the continued development of its operating business.

The Company’s future capital requirements will depend on many factors, including the Company’s timing and extent of its research and the acquisition of processing facilities. In order to finance these opportunities and associated costs, the Company would need to raise additional financing. While there can be no assurances, the Company intends to raise such capital through additional equity raises and debt financing. If additional financing is required from outside sources, the Company may not be able to raise it on terms acceptable to it or at all. If the Company is unable to raise additional capital on acceptable terms when needed, its product development business, results of operations and financial condition would be materially and adversely affected.

EVOLUTION METALS & TECHNOLOGIES CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company’s liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern through twelve months from the date these financial statements are available to be issued. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Emerging Growth Company: The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups (“JOBS”) Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act, until such time as to those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these unaudited condensed consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates. The Company consummated its initial public offering on December 30, 2021. Accordingly, the fifth anniversary of The Company’s initial public offering will occur on December 30, 2026. Based on the foregoing, the Company expects to remain an emerging growth company until at least December 30, 2026, unless it earlier ceases to qualify as an emerging growth company under the applicable provisions of the JOBS Act.

Use of Estimates: The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Unaudited condensed consolidated financial statements. Making estimates requires management to exercise significant judgment. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the Unaudited condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. The Company’s most significant assumptions and estimates relate to the estimation of the provision for credit losses, the useful lives of property, plant and equipment, the change in fair value of financial instruments. These estimates are based on assumptions which management believes are reasonable. The Company evaluates its estimates on an ongoing basis and makes revisions to these estimates. In connection with business combinations, management is required to make significant estimates and assumptions to allocate the purchase consideration to the assets acquired and liabilities assumed based on their respective estimated fair values as of the acquisition date. These estimates include, among others, assumptions regarding projected future cash flows, discount rates, royalty rates, customer attrition, useful lives, replacement costs, market participant assumptions, and other valuation inputs used to determine the fair value of identifiable intangible assets, property, plant and equipment, and other acquired assets and assumed liabilities. Any excess of purchase consideration over the fair value of net assets acquired is recorded as goodwill. Goodwill represents the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. The Company’s accounting for business combinations may be preliminary during the measurement period, which may extend up to one year from the acquisition date. During the measurement period, the Company may record adjustments to the assets acquired, liabilities assumed, identifiable intangible assets, goodwill, and related income tax effects if new information is obtained about facts and circumstances that existed as of the acquisition date and, if known, would have affected the measurement of the amounts recognized as of that date. Income taxes also require significant judgment, including estimates related to the realizability of deferred tax assets, the measurement of deferred tax liabilities, the assessment of valuation allowances, the interpretation of tax laws and regulations, and the evaluation of uncertain tax positions. Changes in tax laws, statutory tax rates, future taxable income, valuation allowance assessments, tax planning strategies, or the outcome of tax audits and examinations could materially affect the Company’s income tax provision and related tax balances.

Foreign Currency Translation and Transactions: The Company’s reporting currency is the U.S. dollar. The functional currency of each entity in the group is the currency of the primary economic environment in which it operates. The functional currency of the Company’s Korean subsidiaries, KCM Industry Co., Ltd. (“KCM”), KMMI Inc. (“KMMI”), NS World Co., Ltd. (“NSW”), and Handa Lab Co., Ltd. (“Handa Lab”), is the Korean Won (“KRW”). Transactions in foreign currencies are initially recorded into functional currency at the rates of exchange prevailing on the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are remeasured into functional currency at the rates of exchange prevailing at the balance sheet date. Non-monetary assets and liabilities are remeasured to the functional currency at exchange rates that prevailed on the date of inception of the transaction.

EVOLUTION METALS & TECHNOLOGIES CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Assets and liabilities are translated using the exchange rate in effect as of the balance sheet date. Revenues and expenses are translated using the average exchange rates in effect for the periods presented. The effects of translating these Unaudited condensed consolidated financial statements from functional currency to reporting currency are recorded in accumulated other comprehensive income as a component of stockholders’ equity (deficit).

Gains and losses resulting from transactions denominated in a currency other than the functional currency of the entity are included in other income (expense), net in the Unaudited condensed consolidated statements of operations using the average exchange rates in effect during the period.

Segment Information: ASC 280, “Segment Reporting” (“ASC 280”), defines operating segments as components of an enterprise where discrete financial information is available that is evaluated regularly by the chief operating decision-maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company’s CODM is the Executive Chairman of the Board of Directors, David Wilcox, who has ultimate responsibility for the operating performance of the Company and the allocation of resources. The CODM manages the business as a single operating and reportable segment. The CODM uses unaudited condensed consolidated financial statements to allocate resources and assess performance on a consolidated basis. Accordingly, all required financial segment information is presented on a consolidated basis. See Note 15 - Segments for further detail.

Cash and Cash Equivalents: The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

Restricted cash consists of certain cash pledged as collateral for the use of the Company’s corporate credit card. Restricted cash with remaining restrictions of one year or less is classified as current on the balance sheets. The Company has presented restricted cash in cash and cash equivalents in the Condensed consolidated balance sheets. As of March 31, 2026 and December 31, 2025, restricted cash included in cash and cash equivalents was de minimis.

Concentration of Credit Risk: Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts held with financial institutions, including U.S. and Korean financial institutions, and notes receivable. Cash accounts held with U.S. financial institutions may at times exceed the Federal Depository Insurance Corporation limit. Cash accounts held by the Company’s Korean subsidiaries may at times exceed the applicable deposit protection limits under Korean banking regulations. Effective September 1, 2025, the maximum deposit protection coverage in Korea was increased from KRW 50 million to KRW 100 million per depositor per covered financial institution. The amount over these insured limits as of March 31, 2026 and December 31, 2025 was $5.1 million and $11.4 million respectively. As of March 31, 2026 and December 31, 2025, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant credit risk with respect to such accounts, based on the credit quality of the financial institutions at which the deposits are held.

The Company is subject to potential credit risk related to business, economic and financial market conditions that affect entities it has advanced amounts to which has been heightened as a result of recent economic and financial market conditions, including in connection with the uncertainties and challenges in the overall economy, including, among other things, inflationary pressure and increased interest rates. Certain entities that have received advances from the Company have experienced significant financial difficulties (including bankruptcy), and others may experience financial difficulties in the future. These difficulties expose the Company to increased risk related to collectability.

EVOLUTION METALS & TECHNOLOGIES CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Concentration of Customer Risk: The concentration of customer risk arises when a significant portion of the Company’s revenue is generated from a small group of customers. Reduction of orders, delay of payments, or termination of contracts by these key customers could have a significant negative effect on the Company’s results of operations and cash flows. The Company’s revenue is historically derived from a small number of customers.

For the three months ended March 31, 2026, the customers accounting for 10% or more of total revenue are Customer A and Customer B, with revenues of $0.7 million (or 38% of total net revenue) and $0.4 million (or 19% of total net revenue), respectively.

As of March 31, 2026, the customers accounting for 10% or more of accounts receivable are Customer A, Customer B and Customer C, with accounts receivables of $0.3 million (or 14% of total accounts receivable), $0.3 million (or 11% of total accounts receivable), and $1.0 million (or 44% of total accounts receivable), respectively.

Fair Value of Financial Instruments: ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based upon assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1:	Inputs based on unadjusted quoted market prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2:	Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets or quoted prices for identical or similar instruments in markets that are not active or for which all significant inputs are observable or can be corroborated by observable market data.

Level 3:	Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. The inputs are both unobservable for the asset and liability in the market and significant to the overall fair value measurement.

An asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

Assets and liabilities measured at fair value are based on one or more of the following techniques noted in ASC 820:

●	Market approach: Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

●	Cost approach: Amount that would be required to replace the service capacity of an asset (replacement cost).

●	Income approach: Techniques to convert future amounts to a single present value amount based upon market expectations (including present value techniques, option pricing, and excess earnings models).

EVOLUTION METALS & TECHNOLOGIES CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company believes its valuation methods are appropriate and consistent with other market participants, however the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

The Company’s financial instruments with a carrying value that approximates fair value consist of cash and cash equivalents, prepaid expenses and other current assets, other noncurrent assets, accounts payable and accrued expenses and other current liabilities because of the short-term nature or expected settlement dates of these instruments. The Company’s financial instruments that are measured at fair value on a recurring basis are discussed in Note 11 - Fair Value Measurements.

Non-trade Accounts Receivable: Non-trade accounts receivable consists of secured and unsecured promissory notes with no conversion features and toll processing receivables and was accounted for as receivables in the scope of ASC 310, “Receivables” (“ASC 310”), which was initially recorded at present value and subsequently re-measured at amortized cost or, in the case of toll processing receivables, at the amount expected to be collected for toll processing services provided (see Note 5 - Non-trade Accounts Receivable and Payable). Non-trade accounts receivable is reported net of an allowance for credit losses on the accompanying Condensed consolidated balance sheets.

Convertible Promissory Notes: Convertible promissory notes consist of convertible promissory notes that were issued by WTMA and were acquired by the Company as part of the Business Combination. The convertible promissory notes bear no interest and were to be repaid upon consummation of a Business Combination or, at the lender’s discretion, convertible into private units of the post-Business Combination entity at a price of $10.00 per unit. As of March 31, 2026, the outstanding balance of $2.3 million is in maturity default.

Provision for Credit Losses: The Company recognizes a provision for credit losses on convertible notes receivable, notes receivable, and notes receivable — related party (collectively, the “Outstanding Receivables”) in an amount equal to the estimated probable losses net of recoveries. The Company currently monitors financial conditions of the companies it has Outstanding Receivables owed from on a continuing basis. After considering current economic conditions and financial stability of its Outstanding Receivables counterparties, an provision for credit losses is maintained in the consolidated balance sheets at a level which management believes is sufficient to cover all probable future credit losses as of the balance sheet date based on specific reserves and an expectation of future economic conditions that might impact collectability.

The Company also evaluates trade accounts receivable, including trade accounts receivable of its Korean subsidiaries, for expected credit losses in accordance with ASC 326, Financial Instruments — Credit Losses. The Company estimates the allowance for credit losses for trade accounts receivable primarily using an aging schedule, which categorizes receivables based on the number of days past due. Past due status is generally measured based on the number of days since the contractual payment due date. The Company considers historical collection experience, current customer-specific facts and circumstances, the aging of outstanding balances, current economic conditions, and reasonable and supportable forecasts, as applicable, in estimating expected credit losses.

Trade accounts receivable are generally evaluated on a collective basis when they share similar risk characteristics. The Company evaluates receivables individually when such receivables no longer share similar risk characteristics, including when balances are more than 90 days past due and exceed a specified amount, or when management becomes aware of customer-specific collectability concerns, including bankruptcy, financial distress, disputes, or other adverse information. Receivables are deemed uncollectible and written off against the allowance for credit losses after all reasonable collection efforts have been exhausted.

EVOLUTION METALS & TECHNOLOGIES CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company classifies loans as non-accrual and recognizes income only to the extent cash is received when there is reasonable doubt about collectability of principal and interest. Management used judgment in reaching this determination for all Outstanding Receivables. When a loan is placed on non-accrual status, all previously accrued but uncollected interest is reversed or charged off as a provision for credit losses and the accrual of interest income is discontinued. If a payment is received when a loan is non-accrual, the payment is applied to the principal balance. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. As of March 31, 2026 and December 31, 2025, the convertible notes receivable were classified as non-accrual.

Outstanding Receivables and trade accounts receivable are carried at amortized cost, net of provision for credit losses. Amortized cost approximated book value as of March 31, 2026 and December 31, 2025. After all reasonable attempts to collect a receivable have failed, the amount of the receivable is written off against the allowance.

July Investment Agreement Derivative: Certain agreements the Company entered into either require the Company to issue or provide the Company the option to issue a variable number of shares of New EM common shares to certain investors and vendors. The Company applies ASC 480, “Distinguishing Liabilities and Equity” (“ASC 480”), ASC 815, and ASC 718, “Compensation — Stock Compensation” (“ASC 718”) in its evaluation of the terms of each agreement. Financial instruments that were identified in each agreement and:

●	meet the criteria to be accounted for as a liability in accordance with ASC 480 were reported at fair value at issuance and were re-measured to fair value each reporting period with changes in the estimated fair value of the liability recognized as a non-cash gain or loss on the accompanying Unaudited consolidated statements of operations and comprehensive loss;

●	do not meet the criteria to be accounted for as a liability in accordance with ASC 480 and do not meet the criteria to be accounted for as equity in accordance with ASC 815 are accounted for as a liability and were reported at fair value at issuance and were re-measured to fair value each reporting period with changes in the estimated fair value of the liability recognized as a non-cash gain or loss on the accompanying Unaudited consolidated statements of operations and comprehensive loss;

●	meet the criteria of a liability-classified share-based payment transaction in accordance with ASC 718 were measured based on the fair value of the transaction on the date of grant and remeasured to fair value each reporting period until settlement or cancellation.

Agreements where multiple financial instruments are identified that would individually warrant separate accounting as a derivative instrument are bundled together as a single, compound embedded derivative that is bifurcated and accounted for separately from the host contract in accordance with ASC 815.

The Company reassesses the classification of a contract over its own equity under the guidance above at each balance sheet date. If classification changes as a result of events during the reporting period, the Company reclassifies the contract as of the date of the event that caused the reclassification. When a contract over own equity is reclassified from a liability to equity, gains or losses recorded to account for the contract at fair value during the period that the contract was classified as a liability are not reversed, and the contract is marked to fair value immediately before the reclassification.

EVOLUTION METALS & TECHNOLOGIES CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Impairment of Long-Lived Assets: The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that an asset group’s carrying amount may not be recoverable. The Company conducts its long-lived asset impairment analysis in accordance with ASC 360-10, “Impairment or Disposal of Long-Lived Assets” (“ASC 360-10”), which requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset group is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value. The Company did not record impairment losses during the three months ended March 31, 2026 and three months ended March 31, 2025.

Business Combinations and Asset Acquisitions: The Company evaluates each acquisition transaction to determine whether the acquired asset meets the definition of a business and therefore should be accounted for as a business combination, or if the transaction should be accounted for as an asset acquisition. Under ASC 805, “Business Combinations” (“ASC 805”), an acquisition does not qualify as a business when substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets. If the Company determines that the screen test is met, the transaction is accounted for as an asset acquisition. If the screen test is not met, the Company further considers whether the acquisition includes, at a minimum, inputs and processes that have the ability to create outputs in the form of revenue. If the assets acquired meet this criteria, the transaction is accounted for as a business combination.

The Company accounts for acquisitions that qualify as asset acquisitions utilizing a cost accumulation model whereby the purchase price of the acquisition is allocated to the assets acquired on a relative fair value basis on the date of acquisition. Inputs used to determine such fair values are primarily based upon internally developed models, publicly-available information, a risk-adjusted discount rate and/or publicly-available data regarding transactions consummated by other market participants, as applicable.

The Company accounts for business combinations under the acquisition method of accounting under ASC 805, whereby identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree are recognized and measured as of the acquisition date at fair value. Goodwill is recognized to the extent by which the aggregate of the acquisition-date fair value of the consideration transferred and any noncontrolling interest in the acquiree exceeds the recognized basis of the identifiable assets acquired, net of assumed liabilities. Determining the fair value of assets acquired, liabilities assumed, and noncontrolling interest requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash flows, discount rates and asset lives among other items.

Transaction-related costs related to asset acquisitions are capitalized as part of the cost basis of the acquired assets. Transaction-related expenses and restructuring costs that are deemed to be part of an acquisition of a business are expensed as incurred.

Deferred Transaction Costs: Commissions, legal fees and other costs that are direct and incremental costs directly related to the reverse capitalization transaction. The costs were capitalized as deferred transaction costs until the consummation of the transaction on January 5, 2026. The costs were expensed upon the closing of the transaction. As of March 31, 2026 and December 31, 2025, deferred transaction costs totaling $0.0 million and $9.3 million, respectively, were recorded on the accompanying Condensed consolidated balance sheets related to the reverse capitalization (see Note 4 - Acquisitions).

Net Loss Per Share: Basic net loss per share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period. In periods when the Company is in a net loss position, potentially dilutive securities are excluded from the computation of diluted net loss per share because their inclusion would have an anti-dilutive effect. Thus, basic net loss per share is the same as diluted net loss per share.

EVOLUTION METALS & TECHNOLOGIES CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Diluted net loss per share is computed similar to basic net loss per share except that the denominator is increased to include the potential dilutive effect of common stock equivalents on the average number of common shares outstanding during the period. As of March 31, 2026 and December 31, 2025, there are no potentially dilutive securities currently issued and outstanding.

Income Taxes: The Company files income tax returns in the U.S. federal jurisdictions, various state jurisdictions, and Korea. The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed consolidated financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. ASC 740 requires a valuation allowance to be established when it is more likely than not that all or a portion of the deferred tax assets will not be realized. ASC 740 also prescribes a recognition threshold and measurement process for accounting for uncertain tax positions, as well as related matters such as derecognition, interest, penalties and disclosures. The Company’s accounting policy is to recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense.

Inventories: Inventories are stated at the lower of cost and net realizable value. The cost of inventories is determined by the weighted average method (for raw materials, finished goods and merchandise) and the specific identification method (for inventory in transit and work in process goods). The Company assesses the valuation of inventory and periodically writes down the value for estimated excess and obsolete inventory based upon assumptions about future demand and market conditions.

Revenue Recognition: The Company recognizes revenue when it satisfies performance obligations under the terms of its contracts, and control of its products is transferred to its customers in an amount that reflects the consideration the Company expects to receive from its customers in exchange for those products. This process involves identifying the customer contract, determining the performance obligations in the contract, determining the transaction price, allocating the transaction price to the distinct performance obligations in the contract, and recognizing revenue when the performance obligations have been satisfied. A performance obligation is considered distinct from other obligations in a contract when it (a) provides a benefit to the customer either on its own or together with other resources that are readily available to the customer and (b) is separately identified in the contract. The Company considers a performance obligation satisfied once it has transferred control of a good or product to a customer, meaning the customer has the ability to direct the use and obtain the benefit of the product.

The Company evaluates whether it acts as principal or agent in its revenue transactions. If the Company controls the specified goods or services before they are transferred to the customer, the Company recognizes revenue on a gross basis. If the Company arranges for another party to transfer goods or services to a customer and does not control the specified goods or services before transfer, the Company recognizes revenue on a net basis. Certain arrangements in which the Company arranges for another party to transfer goods to a customer, does not maintain pricing discretion, and does not retain control over the underlying assets are accounted for on a net basis. In such arrangements, the Company does not retain the substantive risks and rewards associated with the underlying raw materials, and the counterparty retains control of the materials in a manner consistent with a tolling or agency arrangement. Accordingly, the Company recognizes only the net amount retained as revenue or other operating income, as applicable.

The Company engages in certain resale and tolling arrangements in which it purchases raw materials from specific counterparties, processes the materials, and resells the processed materials to the same counterparties. The Company evaluates these arrangements based on their substance, including whether the counterparty retains control of the inventory throughout the processing period. When the counterparty retains control of the inventory, the Company does not account for the arrangement as separate purchases and sales of inventory. Instead, the Company accounts for the arrangement as the provision of toll manufacturing or processing services to the counterparty. Under these arrangements, the Company’s performance obligation is the delivery of tolling or processing services, and the net transaction amount is recognized as revenue upon completion of the related services.

EVOLUTION METALS & TECHNOLOGIES CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company also engages in certain repurchase transactions in which it sells raw materials to specific counterparties and repurchases the materials after processing. In these transactions, the Company has an obligation to repurchase the inventory and maintains control of the inventory throughout the processing period because the Company retains legal title to the inventory and bears inventory risk. The processing period is typically 15 to 60 days, and pricing is generally determined based on the counterparty’s processing costs. The Company accounts for these arrangements as the receipt of toll manufacturing or processing services rather than as distinct sales and purchases or product financing transactions. Accordingly, the net transaction amount is recognized as processing fees within cost of goods manufactured or cost of revenues, as applicable. Related amounts due from or due to counterparties under these arrangements are recorded as non-trade accounts receivable or non-trade accounts payable, as applicable.

Shipping and handling costs associated with outbound freight, after control over product has transferred to a customer, are accounted for as a fulfillment cost and are included in selling, general and administrative expenses as incurred.

Taxes assessed by a government authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer, are excluded from sales.

The Company’s primary source of revenue is product and merchandise sales of magnets. Revenue from product and merchandise sales is recognized when control of the goods is transferred to the customer, which is typically at the point of delivery, at which time the significant risks and rewards of ownership also pass to the customer. Contracts with customers generally state the terms of the sale, including the quantity and price of each product purchased. Payment terms and conditions may vary by contract. Such contracts do not include a significant financing component. In addition, contracts typically do not contain variable consideration as the contracts include stated prices, as such, no such provision — e.g. rebates or discounts — is provided. The Company provides assurance type warranties on all of its products, which are not separate performance obligations and are outside the scope of Topic 606. There was no loss contingencies related to warranties recorded as of March 31, 2026 and December 31, 2025.

Property, Plant and Equipment, net: Property, plant, and equipment are stated at cost. Plant and equipment under finance leases are stated at the present value of the lease payments.

Depreciation on plant and equipment is calculated using the straight-line method over the estimated useful lives of the assets. Once an asset is identified for retirement or disposition, the related cost and accumulated depreciation or amortization are removed, and a gain or loss is recorded.

The Company incurs maintenance costs on its major equipment. Repair and maintenance costs are expensed as incurred.

Asset Retirement Obligation: The Company has an asset retirement obligation (“ARO”) arising from contractual requirements associated with the retirement of an operating lease for land. This obligation requires the Company to restore the land to its original condition upon termination of the lease. The ARO liability was initially measured at fair value and is subsequently adjusted for accretion expense and changes in the amount or timing of the estimated cash flows. The corresponding asset retirement cost is capitalized as part of the operating lease right-of-use asset and is amortized on a straight-line basis over the lease term. This amortization is included in the lease expense presented in the statements of operations. The ARO liability is presented within “Other non-current liabilities” in the accompanying balance sheets. The value of the ARO liability is de minimis.

Intangible Assets, Net: Intangible assets obtained through acquisitions are recorded at the estimated fair value as of the acquisition date. Amortization of intangible assets with finite useful lives is calculated using the straight-line method over the estimated useful lives of the assets. The Company evaluates finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset group may not be recoverable. Recoverability is assessed by comparing the carrying amount of the asset group to the estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of the asset group exceeds the estimated undiscounted future cash flows, an impairment loss is recognized to the extent the carrying amount exceeds the estimated fair value of the asset group.

EVOLUTION METALS & TECHNOLOGIES CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Goodwill: Goodwill represents the excess of purchase consideration transferred over the estimated fair value of net assets acquired in a business combination. Goodwill is not amortized but is tested for impairment at least annually, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. The Company may first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or elects not to perform the qualitative assessment, the Company performs a quantitative impairment test. Under the quantitative impairment test, goodwill impairment is recognized to the extent that the carrying amount of the reporting unit exceeds its fair value, limited to the amount of goodwill allocated to that reporting unit.

The Company determines the fair value of reporting units using market-based, income-based, or other valuation approaches, as appropriate. Significant assumptions used in impairment testing may include projected revenues, gross margins, operating expenses, capital expenditures, working capital requirements, discount rates, terminal growth rates, market multiples, and other market participant assumptions.

Government Grants: The Company receives grants from local government agencies and public institutions in relation to asset acquisition and research activity that are necessary for the Company’s business activities. Government grants are either deducted from the carrying amount of the related assets or recognized as income when there is reasonable assurance that the Company will comply with the relevant conditions and that the grant will be received. Government grants related to assets are presented in the Condensed consolidated balance sheets by deducting the grant from the carrying amount of the asset. If it is not related to the acquisition of an asset, it can be treated as a grant related to income. Government grants related to income are presented within other income (expense), net in the Unaudited condensed consolidated statements of operations.

The Company has elected to apply an accounting policy by analogy to IAS 20, Accounting for Government Grants and Disclosure of Government Assistance, which is commonly accepted in practice under GAAP. The Company believes that this policy appropriately reflects the economic substance of the transactions and enhances comparability with other industry participants.

Leases: The Company has entered into various operating and finance lease agreements for certain office spaces, transportation equipment and office equipment. The Company determines if an arrangement is a lease, or contains a lease, at inception and records the leases in the financial statements upon lease commencement, which is the date when the underlying asset is made available for use by the lessor.

The Company has lease agreements with lease and non-lease components, and elected to utilize the practical expedient to account for lease and non-lease components together as a single combined lease component.

The Company also elected the short-term lease exception, except for real estate, and therefore only recognizes right-of-use assets and lease liabilities for leases with a term greater than one year. When determining lease terms, the Company factors in options to extend or terminate leases when it is reasonably certain that the Company will exercise that option.

Operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of the leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at commencement date in determining the present value of future payments.

Lease expenses for operating leases are recognized on a straight-line basis over the lease term and classified as cost of sales or selling, general and administrative expenses depending on the nature of the leased asset. Depreciation expenses for finance lease assets are recognized over the lease term and classified as cost of sales or selling, general and administrative expenses depending on the nature of the leased asset. Interest expenses on finance lease liabilities are recognized as interest expenses in the Unaudited condensed consolidated statements of operations over the lease term.

EVOLUTION METALS & TECHNOLOGIES CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Other Assets: Other assets (prepaid expenses and other current assets and other noncurrent assets) primarily consist of prepaid expenses, value added tax, income tax assets advance payments and leasehold deposits.

Cost of Goods Sold: Cost of goods sold primarily consists of direct material costs, direct labor costs, manufacturing overhead, subcontracting and processing costs, depreciation of manufacturing equipment, inventory write-downs, freight-in and other costs directly attributable to the production or acquisition of products sold. Manufacturing overhead includes indirect labor, utilities, facility costs, repair and maintenance costs, supplies, and other production-related costs.

For inventory manufactured by the Company, cost of goods sold is recognized when the related finished goods are sold and revenue is recognized. For merchandise or raw materials purchased for resale, cost of goods sold is recognized when control of the related goods is transferred to the customer. The Company includes in cost of goods sold normal production costs incurred to bring inventory to its existing condition and location.

The Company may also incur tolling, subcontracting, or third-party processing costs in connection with certain manufacturing or repurchase arrangements. When the Company retains control of the underlying inventory and obtains processing services from a counterparty, the related net processing fees are recognized as part of cost of goods sold or cost of goods manufactured, as applicable. When the Company provides tolling or processing services to a counterparty and the counterparty retains control of the underlying inventory, the Company recognizes the related costs incurred to provide such services as cost of goods sold or cost of services.

Abnormal costs, including abnormal waste, idle facility costs, excess spoilage, and other costs that do not contribute to bringing inventory to its intended condition and location, are expensed as incurred and are not capitalized into inventory. Cost of goods sold may also include lower of cost or net realizable value adjustments, inventory obsolescence charges, and write-offs of inventory when such amounts are identified.

Selling, General and Administrative Costs: Selling, general and administrative expenses primarily consist of employee-related costs, depreciation on buildings and equipment, amortization of right-of-use assets, professional fees, lease costs and utilities expense.

Defined Severance Benefits: The Company has a defined benefit pension plan covering KCM Industry Co., Ltd, KMMI Inc., and NS World Co., Ltd. employees upon their retirement in accordance with the Retirement Benefit Security Act of Korea. For executives, the retirement allowance is applied in accordance with the Company’s Articles of Incorporation. Eligible employees and executives with one or more years of service are entitled to severance payments upon termination of employment, based on their length of service and pay rate.

The Company recognizes the net funded status of its pension plans in the Condensed consolidated balance sheets, measured as the difference between the projected benefit obligation and the fair value of plan assets, with corresponding changes recognized in Unaudited consolidated statements of operations and comprehensive loss. Under ASC 715, service cost, interest cost, expected return on plan assets, and the amortization of actuarial gains or losses and prior service cost are recognized in net loss. Actuarial gains and losses and prior service cost arising from plan amendments are initially recorded in other comprehensive income (“OCI”) and subsequently amortized into net loss in accordance with ASC 715.

The obligations are measured quarterly, or more frequently if there is a remeasurement event, based on our measurement date utilizing various actuarial assumptions and methodologies. The Company uses certain assumptions including, but not limited to, the discount rates, salary growth rates, and certain employee-related factors, such as turnover, retirement age and mortality. The Company uses the discount rate based on observations of relevant corporate bonds in the market. As of March 31, 2026, the Company had pension obligations of $1.5 million, consisting of current obligations of $0.8 million recorded in Accrued expenses and other current liabilities and noncurrent obligations of $0.7 million recorded in Other noncurrent liabilities. The Company did not have any pension obligations as of December 31, 2025.

EVOLUTION METALS & TECHNOLOGIES CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company reviews actuarial assumptions and makes modifications to the assumptions based on current rates and trends when appropriate. The Company has adopted an amortization approach and the net cumulative gain or loss at the beginning of the period in excess of the corridor is amortized into net periodic benefit cost on a straight-line basis over the expected average remaining service period of the employees participating in the plan.

The Company recognizes the components of net periodic benefit cost for its defined severance benefits in net loss (generally within operating (expense) or other income (expense), as applicable). Actuarial gains and losses and prior service cost or credit arising from plan amendments are initially recognized in OCI and accumulated in accumulated other comprehensive income (“AOCI”). The Company has adopted an amortization approach and the net cumulative gain or loss at the beginning of the period in excess of the corridor is amortized into net periodic benefit cost on a straight-line basis over the expected average remaining service period of the employees participating in the plan.

Commitments and contingencies: Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

Recent Accounting Pronouncements, not yet adopted:

ASU 2024-03, “Disaggregation of Income Statement Expenses (“DISE”)” (“ASU 2024-03”) requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosure about selling expenses. ASU 2024-03 is effective for fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its unaudited condensed consolidated financial statements and disclosures.

ASU 2023-06, “Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative” (“ASU 2023-06”) incorporates several disclosure and presentation requirements currently residing in SEC Regulation S-X and S-K into the ASC. The amendments are applied prospectively and are effective when the SEC removes the related requirements from Regulation S-X and S-K. Any amendments the SEC does not remove by June 30, 2027 will not be effective. Early adoption is prohibited. The Company is currently evaluating the impact of this ASU on its unaudited condensed consolidated financial statements and disclosures.

ASU 2025-03, “Business Combination and Consolidation: Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity” (“ASU 2025-03”) provides clarifying guidance on determining the accounting acquirer in certain transactions involving VIEs. The update aims to improve consistency and comparability in financial reporting, especially when companies merge with a special-purpose acquisition company (“SPAC”). ASU 2025-03 requires entities to apply the same factors used for determining the accounting acquirer in other acquisition transactions. Essentially, it aims to make financial reporting more comparable and decision-useful for investors by ensuring that the accounting acquirer is appropriately identified in acquisitions of VIEs, particularly in SPAC transactions. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, including interim periods within those annual periods, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its unaudited condensed consolidated financial statements and disclosures.

ASU 2025-10, “Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities” (“ASU 2025-10”) establishes authoritative guidance on the recognition, measurement, presentation, and disclosure of government grants received by business entities. The update aims to reduce diversity in practice and align US GAAP more closely with international standards by leveraging principles from International Accounting Standard 20 (IAS 20). ASU 2025-10 requires entities to recognize government grants only when it is probable that they will comply with the grant conditions and the grant will be received. ASU 2025-10 is effective for public business entities for annual reporting periods beginning after December 15, 2028, including interim periods within those annual periods, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its unaudited condensed consolidated financial statements and disclosures.

EVOLUTION METALS & TECHNOLOGIES CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Except as mentioned above, the Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s Condensed consolidated balance sheets, Unaudited consolidated statements of operations and comprehensive loss and consolidated statements of cash flow

Note 3 - Reverse Recapitalization

As described in Note 1 - Description of Organization and Business Operations, on January 5, 2026, the Company consummated the Business Combination contemplated by the Amended Merger Agreement. Pursuant to the Amended Merger Agreement, Merger Sub merged with and into EM LLC, with EM LLC being the surviving corporation and resulting in EM LLC being a wholly owned subsidiary of WTMA.

Although WTMA was the legal acquirer, for accounting purposes the Business Combination is treated as a reverse recapitalization in accordance with U.S. GAAP, with EM LLC deemed to be the accounting acquirer and WTMA treated as the acquired company. WTMA did not meet the definition of a business and had nominal assets, thereby meeting the definition of a public shell company. Accordingly, the accounting treatment is the equivalent of EM LLC issuing stock for the net assets of WTMA, accompanied by a recapitalization whereby neither goodwill nor intangible assets are recognized.

As a result of the Business Combination and upon the Closing Date:

(a) Each issued and outstanding common unit and convertible preferred unit of EM LLC outstanding immediately prior to the Merger was automatically cancelled and converted into the right to receive shares of New EM common stock in accordance with the applicable exchange ratio set forth in the Amended Merger Agreement. In addition, the assenting shareholders of KCM Industry Co., Ltd. (“KCM”), KMMI Inc. (“KMMI”), NS World Co., Ltd. (“NS World”), and Handa Lab Co., Ltd. (“Handa Lab” and, together with KCM, KMMI and NS World, the “Korean Companies”) received shares of New EM common stock in connection with the acquisition of the Korean Companies.

(b) In total, 588,473,653 shares of New EM common stock were issued to EM LLC unitholders and the assenting shareholders of the Korean Companies in connection with the Business Combination, consisting of (i) 475,962,290 shares issued in exchange for EM LLC common units, (ii) 109,436,178 shares issued in exchange for EM LLC convertible preferred units, and (iii) 3,075,185 shares issued to the assenting shareholders of the Korean Companies. The remaining 17,391,000 of EM LLC convertible preferred units will convert into 2,898,499 New EM common shares ninety days after the Closing Date.

EVOLUTION METALS & TECHNOLOGIES CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(c) Each WTMA Unit issued and outstanding as of immediately prior to the Closing Date was, to the extent not detached, automatically detached into the underlying stock of WTMA, par value $0.0001 per share (“WTMA Common Stock”), and one public right, and public units will no longer trade as separate securities;

(d) Every ten (10) rights to acquire one-tenth of one share of WTMA Common Stock that were offered and sold by WTMA in its initial public offering and registered pursuant to the IPO registration statement (the “WTMA Rights”) were canceled and converted into one share of WTMA Common Stock free and clear of all liens (other than any restrictions on resale or other transfer under applicable securities laws and, in the case of Welsbach Acquisition Holdings LLC, a Delaware limited liability company (the “Sponsor”), and certain officers and directors of WTMA (“Sponsor Persons”), the Sponsor Support and Lock-up Agreement) and the holders of such WTMA Rights immediately prior to the Effective Time ceased to have any rights with respect to such WTMA Rights, except as provided by the terms and conditions of the Amended Merger Agreement or by law; and

(e) WTMA changed its name to “Evolution Metals & Technologies Corp.,” and each share of WTMA Common Stock outstanding immediately prior to the Business Combination that was not redeemed remained outstanding as a share of EM&T Common Stock.

The following table presents the share ownership of EM&T common stock immediately following the Business Combination:

Common Shares
Common stock, outstanding prior to Merger	2,848,313
Less: redemption of WTMA shares	(427,871)
WTMA Rights	772,768
New shares issued pursuant to WTMA extensions	1,597,784
Private placement rights and new board member	85,205
Total common stock from WTMA	4,876,199
Historical EM LLC Member Units (voting)(1)	395,186,066
Historical EM LLC Member Units (non-voting)(1)	62,601,409
EM LLC Convertible Preferred Units(2)	12,640,000
EM Share Obligations(3)	118,046,178
Total shares of common stock immediately after Closing Date	593,349,852

(1)	The number of EM LLC Member Units was determined from the 100,000 and 900,000 outstanding units prior to the Business Combination, converted to their exchange basis of New EM common stock.
(2)	For further information, refer to Note 13 - Equity.
(3)	For further information, refer to Note 10 - Derivative Liabilities and Note 11 - Fair Value Measurements.

EVOLUTION METALS & TECHNOLOGIES CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the net liabilities acquired in the Merger, reconciling the activity located in the Unaudited condensed consolidated statements of changes in stockholders’ equity and Unaudited condensed consolidated statements of cash flows.

in thousands	January 5, 2026
Cash, net of redemptions	$13
Prepaid expenses and other current assets	141
Accounts payable	(4,138)
Short term debt - related parties	(549)
Convertible promissory notes	(2,296)
Accrued expenses and other current liabilities	(187)
Net liabilities assumed	(7,016)
Settlement of preexisting relationship	(3,857)
Reverse recapitalization - net the merger	(10,873)
Less: cash proceeds	(13)
Non-cash financing - reverse recapitalization	(10,886)

In connection with the Business Combination, the Company effectively settled a preexisting relationship with WTMA through its prior note receivable. As of December 31, 2025, $1.2 million was included in non-trade accounts receivable related to loans made to WTMA. As of the Closing Date, the loan receivable amount was $2.7 million. In connection with the settlement of the preexisting relationship, the Company recognized a gain of $1.2 million included in other income (expense), net, due to the difference between the Company’s carrying value of the notes and the settlement amount recorded by WTMA.

Total transaction costs of $9.4 million were incurred in relation to the Merger through the Closing Date. Due to the fact that no meaningful cash proceeds were obtained through the Merger, the full amount of previously deferred transaction costs was recognized as expense within selling, general and administrative for the three months ended March 31, 2026.

Lock-up agreements

In connection with the Amended Merger Agreement, the Company entered into a Sponsor Support and Lock-Up Agreement with WTMA, the Sponsor and Sponsor Persons on November 6, 2024 and amended on February 10, 2025 WTMA (collectively, the “Amended Sponsor Support and Lock-Up Agreement”). Pursuant to the Amended Sponsor Support and Lock-Up Agreement, the Sponsor and Sponsor Persons agreed to, among other things, vote all of its shares of WTMA common stock (as defined within the Amended Sponsor Support and Lock-Up Agreement) in favor of the Amended Merger Agreement and the Business Combination. Also pursuant to the Amended Sponsor Support and Lock-Up Agreement, the Sponsor and Sponsor Persons agreed to certain customary lock-up restrictions on their ability to transfer their WTMA common stock and the shares of New EM common stock they received at closing of the Business Combination until the third anniversary of the close of the Business Combination.

In connection with the Amended Merger Agreement, the Company also entered into an EM Equityholder Support and Lock-Up Agreement with WTMA and the sole member of the Company on November 6, 2024 and amended on February 10, 2025 (collectively and as further supplemented, the “Amended EM Equityholder Lock-Up Agreement”). Pursuant to the Amended EM Equityholder Lock-Up Agreement, the sole voting member of the Company agreed to execute and deliver written consents with respect to the Company’s outstanding voting member units to adopt the Amended Merger Agreement and related transactions, approving the Business Combination. Also pursuant to the Amended EM Equityholder Lock-up Agreement, the holders of the member units of EM LLC agreed to certain customary lock-up restrictions on their ability to transfer their EM LLC common units and the shares of New EM common stock they received at closing of the Business Combination until the third anniversary of the close of the Business Combination.

On January 5, 2026, in connection with the Business Combination, the equity holders of the Four Entities and the Company’s holders of the Company’s member units entered into lock-up agreements under which they agreed to certain customary lock-up restrictions on their ability to transfer the shares of New EM common stock they received at closing of the Business Combination until up to the third anniversary of the close of the Business Combination. Similarly, on January 5, 2026, the Company’s convertible preferred units entered into lock-up agreements under which they agreed to certain customary lock-up restrictions on their ability to transfer the shares of New EM common stock they received at closing of the Business Combination until seven calendar days following the close of the Business Combination.

EVOLUTION METALS & TECHNOLOGIES CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Acquisitions

Acquisition of Korean Operating Companies

Concurrent with the reverse recapitalization, on January 5, 2026, in exchange for 6,461 non-voting membership units of EM LLC and $48.2 million of purchase consideration payable to dissenting shareholders, EM LLC acquired 100% of the voting equity interests in four Korean operating companies: Handa Lab Co., Ltd. (“Handa”), KMMI Inc. (“KMMI”), NS World Co., Ltd. (“NS World” or “NSW”), and KCM Industry Co., Ltd. (“KCM”) (collectively, the “Operating Companies”). The primary purpose for the acquisitions is to build a complete and integrated global supply chain focused on midstream processing of critical materials, including precious metals, battery metals, magnets & rare earth elements, and its related products. Descriptions of the Operating Companies are as follows:

-	Handa specializes in the manufacturing and sale of intelligent monitoring systems, machine vision and laser testing systems, data gathering systems;

-	KMMI focuses on the production of sintered magnets, using the NdPr alloy;

-	NS World specializes in the production of bonded magnets, using NdPr alloy; and

-	KCM specializes in the manufacturing and sale of neodymium-iron-boron (“NdFeb”) powder for NdFeb permanent magnets.

The following table summarizes the total consideration transferred for each acquisition:

in thousands	Handa	KMMI	NSW	KCM	Total
Equity	$2,026	$12,106	$4,864	$4,068	$23,064
Purchase consideration payable to dissenting shareholders(1)	4,798	27,920	6,499	8,996	48,213
Settlement of preexisting relationship(2)	—	—	643	(643)	—
Total estimated consideration	$6,824	$40,026	$12,006	$12,421	$71,277

(1)	The purchase consideration payable will be settled in Korean Won (KRW)
(2)	Represents the effective settlement of NSW’s existing accounts payable to KCM and KCM’s existing accounts receivable from NSW in connection with their concurrent acquisitions by EM LLC, which was determined based on the respective carrying values at the Closing Date.

EM LLC issued 6,461 non-voting membership units of EM LLC to assenting shareholders, which immediately converted into 3,075,185 shares of the Company’s common stock in connection with the Business Combination, with a total fair value of $23.1 million. The fair value of the equity consideration was determined based on the closing market price of the Company’s shares of common stock on the date of acquisition.

EVOLUTION METALS & TECHNOLOGIES CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the preliminary allocation of the purchase price to the assets acquired and liabilities assumed. The initial accounting for this business combination is incomplete as the Company is still in the process of finalizing the valuation of certain intangible assets, property, plant, and equipment, and liabilities assumed. Accordingly, the provisional amounts are subject to change, and any adjustments are expected to be completed within the one-year measurement period from the acquisition date.

in thousands	Handa	KMMI	NSW	KCM	Total
Cash and cash equivalents	$457	$125	$701	$95	$1,378
Non-trade accounts receivable	18	70	930	17	1035
Non-trade accounts receivable - related parties	—	—	—	—	—
Accounts receivable	70	—	1,527	—	1,597
Accounts receivable - related parties	—	—	—	—	—
Inventories	12	—	918	437	1,367
Prepaid expenses and other current assets	4	17	110	—	131
Property, plant and equipment, net	661	1,654	3,152	2,698	8,165
Intangible assets, net	4,540	290	1,470	450	6,750
Other noncurrent assets	43	221	51	6	321
Total assets acquired	5,805	2,377	8,859	3,703	20,744

Accounts payable	(54)	(79)	(1,273)	(168)	(1,574)
Accounts payable - related parties	—	—	(869)	—	(869)
Short term debt	—	(1,121)	(367)	(303)	(1,791)
Short term debt - related parties	—	—	(2,165)	(573)	(2,738)
Current portion of long-term debt	(7)	(16)	(137)	(398)	(558)
Accrued expenses and other current liabilities	(67)	(80)	(1,025)	(153)	(1,325)
Long term debt	(338)	(525)	(280)	(1,920)	(3,063)
Other noncurrent liabilities	(153)	(135)	(369)	(127)	(784)
Total liabilities assumed	(619)	(1,956)	(6,485)	(3,642)	(12,702)

Net assets acquired	5,186	421	2,374	61	8,042
Goodwill	1,648	39,605	9,632	12,360	63,245
Noncontrolling interest	(10)	—	—	—	(10)
Total purchase price	$6,824	$40,026	$12,006	$12,421	$71,277

Finite-lived intangible assets that are being amortized using the straight-line method over their estimated useful lives as of January 5, 2026 consist of the following:

in thousands	Handa	KMMI	NSW	KCM	Total	Weighted Average Useful Life (Years)
Developed technology	$4,540	$—	$970	$450	$5,960	14.7
Existing customer relationships	—	290	500	—	790	12.8
Total intangible assets	$4,540	$290	$1,470	$450	$6,750	14.5

Goodwill represents the excess of consideration transferred over the fair value of identifiable assets acquired and liabilities assumed and is primarily attributable to strategic synergies, future growth opportunities, the assembled workforce and other intangible assets that do not qualify for separate recognition.

EVOLUTION METALS & TECHNOLOGIES CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Valuation Methodologies

The fair values of assets acquired and liabilities assumed were determined in accordance with ASC 820, Fair Value Measurement, using market participant assumptions. The Company applied a combination of income, market and cost approaches, as appropriate, based on the nature of the respective assets acquired and liabilities assumed.

●	Inventory was valued using methodologies that considered estimated selling prices, costs to complete, costs to dispose, holding costs and a reasonable profit allowance, as applicable.

●	Property, plant and equipment were valued using cost or market approaches, as appropriate.

●	Identifiable intangible assets consisted primarily of developed technology and customer relationships and represent Level 3 fair value measurements.

◦	Developed technology was valued using either a cost approach or an income-based methodology, depending on the nature and stage of development of the underlying technology.

◦	Customer relationships were valued using an income approach, specifically the with-and-without method, which estimates value based on the incremental cash flows attributable to existing customer relationships.

Acquisition-related costs

During the three months ended March 31, 2026, and the three months ended March 31, 2025, the Company incurred $0.0 million and $0.6 million, respectively, in acquisition-related costs for the Operating Companies. These are recorded in selling, general and administrative.

Pro forma financial information

The following unaudited pro forma financial information presents the combined results of the Company and the Operating Companies as if the acquisitions of the Operating Companies had occurred on January 1, 2025. This pro forma information is for informational purposes only and is not necessarily indicative of the results of operations that would have occurred had the acquisitions been completed on that date, nor is it indicative of future results.

	Three Months Ended March 31, (Unaudited)
in thousands	2026	2025
Pro Forma Revenue(1)	$1,879	$1,592
Pro Forma Net Loss	(440,313)	(20,322)

(1)	Since the acquisition of the Operating Companies on January 5, 2026, the unaudited condensed consolidated statement of operations for the three months ended March 31, 2026 includes revenue of $1.9 million and losses of $1.2 million.

These pro forma combined historical results were adjusted for: an increase in interest expense for liabilities incurred by the Company for deferred payments to dissenting shareholders, increased depreciation and amortization expense due to the fair value of fixed assets and intangible assets, and the reclassification of transaction expenses to the beginning of the respective pro forma period.

EVOLUTION METALS & TECHNOLOGIES CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Non-trade Accounts Receivable and Payable

Non-trade accounts receivable consisted of the following as of March 31, 2026 and December 31, 2025:

in thousands	March 31, 2026	December 31, 2025
Short-term loan receivable	$9,342	$11,653
Toll processing	821	—
Other receivables	39	—
Non-trade accounts receivable, gross	10,202	$11,653
Less: Provision for credit losses	(9,000)	$(10,160)
Non-trade accounts receivable, net of provision for credit losses	$1,202	$1,493

The change in short-term loan receivable was primarily due to the effective extinguishment of receivables in connection with the Business Combination.

The remaining amount of gross short-term loan receivable primarily relates to a fully reserved, $9.0 million note with a former acquisition target, Critical Mineral Recovery, Inc. (“CMR”). In September 2024, the Company entered into a Transactional Advance Agreement (“CMR Advance Agreement”) with CMR. Under the CMR Advance Agreement, the Company agreed to advance funds to CMR in connection with the contemplated acquisition. As of December 31, 2025, $9.0 million was outstanding under the CMR Advance Agreement. In light of the termination of the contemplated acquisition, effective in July 2025, the Company determined a full allowance for credit losses was necessary for the funds advanced under the CMR Advance Agreement.

Non-trade Accounts Payable

Non-trade accounts payable consisted of the following as of March 31, 2026:

in thousands	March 31, 2026
Dissenting shareholder appraisal right liabilities	$46,230
Toll processing	1,632
Other payables	89
Non-trade accounts payable	$47,951

There were no non-trade accounts payable as of December 31, 2025, prior to the Business Combination.

During the three months ended March 31, 2026, the Company recognized $0.6 million for interest expense for the purchase consideration payable related to the dissenting shareholder appraisal right liabilities, recorded in interest (expense) income, net.

Note 6 - Inventories

As of March 31, 2026, inventories consisted of the following:

in thousands	March 31, 2026
Raw materials	$150
Indirect materials	40
Inventory in transit	159
Work in process	592
Finished goods	517
Merchandise	146
Inventory reserve	(40)
Total inventory, net of provision	$1,564

There were no inventories as of December 31, 2025, prior to the Business Combination.

EVOLUTION METALS & TECHNOLOGIES CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Property, Plant and Equipment, Net

Details of property, plant and equipment, net as of March 31, 2026, consisted of the following:

in thousands	Useful Lives	March 31, 2026
Land	n/a	$2,942
Buildings, structures and related equipment	20 to 40	2,192
Machinery and equipment	5 to 11	1,564
Vehicles	5 to 7	135
Furniture and fixtures	5 to 11	268
Construction in progress	n/a	151
Tools and office equipment	5 to 11	305
Property, plant, and equipment, gross		7,557
Less: accumulated depreciation		(114)
Property, plant, and equipment, net		$7,443

Total depreciation for the three months ended March 31, 2026 was $0.1 million. There was no property, plant and equipment, net at December 31, 2025, prior to the Business Combination.

As of March 31, 2026, the details of property, plant and equipment, net pledged as collateral is as follows:

in thousands	Net Carrying Value	Pledged Amount	Creditor
Land, buildings, machinery and equipment	$5,830	$4,206	Industrial Bank of Korea
Land and buildings	417	228	Hana Bank

Note 8 - Goodwill and Intangible Assets

The changes in the carrying value of goodwill were as follows:

in thousands	Total
Balance as of December 31, 2025	$—
Acquisitions	63,245
Foreign currency translation	(3,184)
Balance as of March 31, 2026	$60,061

There was no accumulated goodwill impairment as of March 31, 2026.

EVOLUTION METALS & TECHNOLOGIES CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Identifiable intangible assets as of March 31, 2026 and consisted of the following:

	Weighted Average
in thousands	Amortization Period	March 31, 2026
Cost:
Developed technology	13 years	$5,679
Customer relationships	15 years	753
Total intangible assets		6,432
Accumulated amortization:
Developed technology		(67)
Customer relationships		(15)
Total accumulated amortization		(82)
Total intangible assets, net		$6,350

Total amortization for the three months ended March 31, 2026, was $0.1 million. The estimated future amortization expense for the remainder of the current fiscal year is $0.4 million. Over the next five years, the Company expects to recognize annual amortization of $0.5 million in each year, respectively.

There were no identifiable intangible assets as of December 31, 2025, prior to the Business Combination.

Note 9 - Debt

Convertible Promissory Notes

Prior to the consummation of the Business Combination, WTMA issued certain convertible promissory notes to the Sponsor to fund amounts required in connection with extensions of the deadline to consummate its initial business combination. On September 30, 2022 and December 30, 2022, WTMA issued two promissory notes, each in the principal amount of $0.8 million, to the Sponsor. On March 30, 2023, April 30, 2023, May 30, 2023, June 30, 2023, July 30, 2023 and August 30, 2023, WTMA issued six additional promissory notes to the Sponsor, each in the principal amount of $0.1 million. Collectively, these promissory notes are referred to as the “Convertible Promissory Notes.”

The Convertible Promissory Notes are non-interest bearing and unsecured. Prior to the Business Combination, the Convertible Promissory Notes were payable upon the earlier of (i) the consummation of WTMA’s initial business combination, out of the proceeds of the trust account released to WTMA, or (ii) at the Sponsor’s discretion, conversion, in whole or in part, upon consummation of the initial business combination into additional private units at a price of $10.00 per unit.

In connection with the Business Combination, the Company assumed the obligations under the Convertible Promissory Notes. The Convertible Promissory Notes were not converted in connection with the Business Combination and remain outstanding as of March 31, 2026. No principal or interest payments have been made under the Convertible Promissory Notes.

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

EVOLUTION METALS & TECHNOLOGIES CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

No principal or interest payments have been made under the Convertible Promissory Notes. As of March 31, 2026, $2.3 million was outstanding under the Convertible Promissory Notes and were reported as convertible promissory notes — related party in the accompanying condensed consolidated balance sheets. There were no Convertible Promissory Notes outstanding as of December 31, 2025.

Short Term Debt

Details of carrying amounts of short-term debt as of March 31, 2026 are as follows (in thousands):

Related Party

Maturity	Interest Rate	Borrowing Limit	March 31, 2026	December 31, 2025
June 2026	4.60%	$300	$142	$—
May 2026 - June 2026	6.00%	218	219	—
June 2026	6.00%	62	—	—
April 2026	4.60%	149	149	—
November 2025 - May 2026	6.00%	133	133	—
December 2025 - June 2026	6.00%	133	133	—
January 2026 - July 2026	4.60%	33	33	—
February 2026 - August 2026	4.60%	234	110	—
March 2026 - September 2026	4.60%	46	45	—
September 2026	4.60%	418	122	—
May 2026	6.00%	165	—	—
September 2026	4.60%	119	—	—
No fixed maturity	0	122	—	—
May 2026 - August 2026	—%	144	144	484
Total			$1,230	$484

Others

		in thousands
Maturity	Interest Rate	Borrowing Limit	March 31, 2026	December 31, 2025
November 1, 2026	6%	$291	$256	$—
November 2026 - March 2027	5.21 - 6.92%	581	550	—
November 1, 2026	5%	107	107	—
May 1, 2026	6%	330	306	—
May 1, 2026	4.89 - 5.36%	132	132	—
May 1, 2026	6%	165	165	—
August 1, 2026	6%	330	328	—
August 1, 2026	5%	330	328	—
April 1, 2026	5%	264	120	—
June 1, 2026	5%	40	41	—
March 1, 2026	—%	14	14	—
October 1, 2026	10%	0	233	—
September 1, 2026	5%	417	417	—
Overdue	—%	549	549	—
Total			$3,546	$—

EVOLUTION METALS & TECHNOLOGIES CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Long Term Debt

Details of carrying amounts of long-term debt as of March 31, 2026 are as follows:

			in thousands
Description	Maturity	Interest Rate	Borrowing Limit	March 31, 2026
Facility Loans	May 2027 - April 2033	1.19 - 3.61%	$803	$601
Working Capital Loans	February 2027 - May 2029	0.46 - 5.26%	2,709	2,308
Operating Funds Loan	October 2026 - February 2028	2.87 - 12.00%	—	798
Individual cash loan	January 2027	1.00%	558	353
Finance Lease Liabilities				142
Total Long Term Debt				4,202
Less: current portion of long-term debt				(1,593)
Long-term debt, net of current portion				$2,609

The Company did not have long-term debt as of December 31, 2025.

Future principal payments for long-term debt as of March 31, 2026 are as follows:

in thousands	Long Term Debt
Less than 1 year	$1,649
Between 1 - 2 years	947
Between 2 - 5 years	1
Over 5 years	286
Less imputed interest	(16)
Total Long Term Debt	$4,217

Note 10 - Derivative Liabilities

July Investment Agreement Derivative

The single, compound embedded derivative relating to the financial instruments provided pursuant to the July 2024 investment agreement with a prior holder of the Company’s convertible preferred units (the “July Investment Agreement Derivative”) was remeasured at fair value on a recurring basis until the Business Combination. As of December 31, 2025, the fair value was $379.2 million.

As of the Closing Date, the uncertainty was removed regarding the variable number of common shares to be issued and the $25.0 million cash obligation. Therefore, the Company concluded that the July Investment Agreement Derivative should no longer be accounted for as a derivative. As of March 31, 2026, the amount recognized for the July Investment Agreement Derivative was $0 in the Condensed consolidated balance sheets; however, the $25.0 million cash obligation was recorded to accrued expenses and other current liabilities. Refer to Note 11 - Fair Value Measurements for further information regarding the rollforward of activity recognized in the period.

Convertible Preferred Unit Issuance

Certain convertible preferred unit issuances (see Note 13 - Equity) provided investors with additional share allocation issuance equal to a pro rata percentage of 1.0% of the Company’s fully diluted ownership in New EM at closing of the Business Combination equal to the percentage of the investor’s investment into the Company’s convertible preferred units the investors purchase divided by either (a) $2.0 million or (ii) $4.0 million, as determined by the terms of each investor’s convertible preferred unit agreement.

The additional share allocation issuances were collectively referred to as the “CPU Share Allocation Obligations” (and together with the July Investment Agreement Derivative, the “EM Share Obligations”) and calculated on one of the above methods based on the terms of the investor’s specific convertible preferred unit agreement. The additional share allocation was provided to certain investors as an incentive to make additional future investments into the Company’s convertible preferred units. The CPU Share Allocation Obligations were remeasured at fair value on a recurring basis until the Business Combination. As of December 31, 2025, the fair value was $292.7 million.

EVOLUTION METALS & TECHNOLOGIES CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of the Closing Date, the uncertainty was removed regarding the variable number of common shares to be issued. Therefore, the Company concluded that the CPU Share Allocation Obligations should no longer be accounted for as a derivative and was reclassified to equity. As of March 31, 2026, the amount recognized for the CPU Share Allocation Obligations was $0 in the Condensed consolidated balance sheets. Refer to Note 11 - Fair Value Measurements for further information regarding the rollforward of activity recognized in the period.

Note 11 - Fair Value Measurements

The following table presents assets and liabilities measured at fair value by classification within the fair value hierarchy:

	March 31, 2026
in thousands	Level I	Level II	Level III
Assets:
Money Market Funds	$4,750	$—	$—

	December 31, 2025
in thousands	Level I	Level II	Level III
Assets:
Money Market Funds	$11,671	$—	$—
Liabilities:
July Investment Agreement Derivative	$—	$—	$379,205
CPU Share Allocation Obligation	$—	$—	$292,680

The availability of observable inputs can vary depending on the financial asset and is affected by a wide variety of factors, including, for example, the type of instrument, whether the instrument has recently been issued, whether the instrument is traded on an active exchange or in the secondary market, and current market conditions. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires additional judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized as Level III. The variability and availability of the observable inputs affected by the factors described above may cause transfers between Levels I, II, and III, as discussed further below.

Transfers to and from Level I, II and III are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. During the three months ended March 31, 2026, certain amounts from the July Investment Agreement Derivative and the CPU Share Allocation Obligation were reclassified out of Level III on the Closing Date.

Reconciliation of Fair Value Measurements Categorized within Level III

The following table provides a reconciliation of the beginning and ending balance associated with the liabilities measured at Level III fair value using significant unobservable inputs for the three months ended March 31, 2026:

in thousands	July Investment Agreement Derivative	CPU Share Allocation Obligation
Balance, December 31, 2025	$379,205	$292,680
Change in fair value	234,739	190,488
Settlements (equity-based)	(588,944)	(296,402)
Reclassification out of Level III	(25,000)	(186,766)
Balance, March 31, 2026	$—	$—

EVOLUTION METALS & TECHNOLOGIES CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In settlement of certain obligations to issue shares under the July Investment Agreement and the CPU Share Allocation Obligation, during the three months ended March 31, 2026, the Company issued 78,525,847 common shares and 39,520,335 common shares, respectively. The settlements were valued using the Company’s closing share price as of the Closing Date.

Additionally, during the three months ended March 31, 2026, $25.0 million of the July Investment Agreement Derivative payable to the Anchor Investor was reclassified out of Level III as a result of the completion of the Business Combination, removing the uncertainty related to the liability. As of March 31, 2026, $25.0 million is included in accrued expenses and other current liabilities.

Separately, $186.8 million related to the CPU Share Allocation Obligation was reclassified out of Level III and recognized as equity-classified CPU share allocation. This reclassification was due to the number of shares issuable under the CPU Share Allocation Obligation becoming fixed upon the Closing Date, and was valued using the Company’s closing share price as of the Closing Date. For further information, refer to Note 13 - Equity.

Money Market Funds

Money market funds are investments with maturities within three months of their purchase dates held at banks, that approximate fair value based on Level I measurements.

Derivative Liabilities

Prior to December 31, 2025, the Company utilized scenario-based valuation models to value the July Investment Agreement Derivative and the CPU Share Allocation Obligations (collectively, the “Derivative Liabilities”) at issuance and each subsequent reporting period. A key estimate used in the valuations of the July investment agreement derivative is an enterprise valuation of New EM, which included the acquisition of the Four Entities which uses a sum-of-the-parts valuation model that combined the arm’s length purchase prices of the Four Entities pursuant to acquisition agreements signed with the Company on February 10, 2025, and the invested capital of the Company for each measurement date.

As of December 31, 2025, the Company updated its valuation methodology to reflect the advanced stage of the Business Combination and the availability of observable market-based inputs. At that date, substantially all substantive closing conditions had been satisfied, and the only remaining item was final Nasdaq listing approval, which was subsequently obtained on January 2, 2026, with the Business Combination closing on January 5, 2026. Given the proximity to closing and the presence of a publicly traded instrument directly linked to the post-closing equity structure, management determined that a market-based valuation approach more faithfully reflected fair value as of December 31, 2025.

Accordingly, for the December 31, 2025 measurement, the Company first determined the implied equity value of EM&T on a pro forma fully diluted basis at closing. The Company then applied a market-based adjustment derived from the trading price of WTMA Rights, which were publicly traded securities that converted into WTMA common shares at a fixed ratio upon consummation of the Business Combination. The implied ratio between the aggregate conversion value of the Rights and the trading price of WTMA common shares reflected the market’s assessment of both (i) the probability of closing and (ii) expected post-closing share price performance. The final market-based adjustment incorporated the observable Rights pricing, which inherently reflected both closing risk and market expectations regarding post-closing performance.

EVOLUTION METALS & TECHNOLOGIES CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As a result, the December 31, 2025 valuation of the Derivative Liabilities was based on the implied EM&T equity value at closing, adjusted by the market-derived factor from WTMA Rights pricing, rather than solely on the prior sum-of-the-parts enterprise valuation framework.

July Investment Agreement Derivative:

The Company utilized the following assumptions to value the July Investment Agreement Derivative:

December 31, 2025
Expected Business Combination date	January 5, 2026
Term (years)	0.01
Risk free rate	3.7%
CCC credit rating	15.7%
Present value factor	1.00
Probability of Business Combination close	90.0%
Market adjustment(1)	45.5%
Expected Company fully diluted ownership of New EM	96.5%
Additional share allocation percentage	10.0%

(1)	Market adjustment inherently considers probability of Business Combination close and post Business Combination close price movements to the New EM common share price per share.

CPU Share Allocation Obligations:

The CPU Share Allocation Obligations were contingent on the closing of the Business Combination and certain convertible preferred unit holders entering into additional convertible preferred unit agreements in increments of $2.0 million or $4.0 million, as defined in an investor’s specific convertible preferred unit agreement.

The Company utilized the following assumptions to value the CPU Share Allocation Obligations as of the balance sheet dates:

December 31, 2025
Expected Business Combination date	January 5, 2026
Term (years)	0.01
Risk free rate	3.7%
Present value factor	1.00
Probability of Business Combination close	NA
Market adjustment(1)	45.5%
Expected Company fully diluted ownership of New EM	96.5%
Additional share allocation percentages	11.28%

(1)	Market adjustment inherently considers probability of Business Combination close and post Business Combination close price movements to the New EM common share price per share.

EVOLUTION METALS & TECHNOLOGIES CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 12 - Income Tax

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained on examination by the taxing authorities. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

The Company records interest and penalties related to unrecognized tax benefits in the income tax provision.

The effective tax rate for the three months ended March 31, 2026, was 0%. The difference between the effective tax rate and the statutory tax rate of 21% for the three months ended March 31, 2026, is primarily due to the impact of the valuation allowance.

For the three months ended March 31, 2026, there was no tax expense recognized by the Company.

Note 13 - Equity

As of March 31, 2026, the Company had authorized and issued 593,349,852 common shares. Common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Company’s board of directors. As of March 31, 2026, no common stock dividends have been declared.

Additionally, as of March 31, 2026, the Company had recognized $13.9 million of noncontrolling interest. This relates to the 17,391,000 of EM LLC convertible preferred units that did not convert to New EM common shares as of the Closing Date and were still outstanding as of March 31, 2026. See the discussion below under Convertible Preferred Units for further information regarding these units. The CPU’s recognized in noncontrolling interest will automatically convert to 2,898,499 shares of common stock ninety days after the Closing Date. The noncontrolling interests were not entitled to earnings or losses of the Company during the three months ended March 31, 2026, nor entitled to dividends.

Upon the consummation of the Business Combination, the Company recognized $186.8 million for equity-classified CPU share allocation, as discussed in Note 11 - Fair Value Measurements. This equity amount represents the Company’s future obligation to issue 24,902,106 shares of common stock ninety days after the Closing Date.

As of December 31, 2025, prior to the Business Combination, the Company’s equity structure included participating member units, member non-voting units, and convertible preferred units. The pertinent issuances, rights and privileges of the prior units are discussed below.

Due to the treatment of the Business Combination as a reverse recapitalization (see Note 3 - Reverse Recapitalization), the member units have been retrospectively restated as common shares in the Unaudited condensed consolidated statements of changes in stockholders’ equity. The convertible preferred units have not been retrospectively restated, however, due to the fact these units were non-participating prior to the Business Combination, and upon the Closing Date, the convertible preferred units converted to common shares. Therefore, due to the difference in presentation, the convertible preferred units are presented separately from the remaining equity structure, separated by the blackline on the Unaudited condensed consolidated statements of changes in stockholders’ equity.

EVOLUTION METALS & TECHNOLOGIES CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Member Units: On May 15, 2025, the Company amended its operating agreement to create a non-voting member unit class. Subject to approval, the Company could issue an unlimited number of non-voting member units and any voting member units can be converted into non-voting member units. As of December 31, 2025, there were 100,000 voting member units and 900,000 non-voting member units issued and outstanding. For further information regarding the retrospective restatement of member units as common shares, refer to Note 3 - Reverse Recapitalization.

The voting and non-voting member units had identical rights and preferences with the exception of voting rights.

Convertible Preferred Units: Since its inception on February 8, 2024, EM LLC authorized and issued convertible preferred units. The convertible preferred units were accounted for as permanent equity. Certain issuances of convertible preferred units provide the investor an additional share allocation issuance (see Note 10 - Derivative Liabilities). As of December 31, 2025, 59,671,021 convertible preferred units were outstanding. Upon the consummation of the Business Combination, 42,280,021 convertible preferred units converted into 12,640,008 shares of common stock.

The rights, preferences, privileges and restrictions for the convertible preferred units are as follows:

Dividends: No dividends for the first 36 months after issuance. Thereafter, non-cumulative, simple dividend of 5% per annum accrues on the principal amount, payable annually.

Liquidation preference: None

Conversion: Convertible preferred units issued through March 31, 2025 were convertible into New EM common shares at the option of the holder, according to a conversion ratio set forth in the holder’s convertible preferred unit agreement. Convertible preferred units issued between April 1, 2025 and December 31, 2025 will be automatically converted into shares of New EM common shares ninety days after the Closing Date.

The Conversion ratio for convertible preferred units issued as of December 31, 2025 was as follows:

	Convertible Preferred Units	Conversion Ratio	New EM common shares
March 2024	1,100,003	1:1	1,100,003
April 2024	864,655	1:1	864,655
May 2024	1,265,347	1:1	1,265,347
June 2024	2,500,000	5:1	500,000
July 2024	19,500,016	5:1	3,900,003
August 2024	100,000	5:1	20,000
October 2024	5,700,000	5:1	1,140,000
November 2024	500,000	5:1	100,000
December 2024	3,700,000	5:1	740,000
January 2025	500,000	5:1	100,000
February 2025	2,700,000	5:1	540,000
March 2025	1,850,000	5:1	370,000
March 2025	2,000,000	1:1	2,000,000
September 2025	16,550,000	6:1	2,758,333
October 2025	620,000	6:1	103,333
December 2025	221,000	6:1	36,833
Total	59,671,021		15,538,507

EVOLUTION METALS & TECHNOLOGIES CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Redemption: The convertible preferred units are not redeemable at the option of the holder, on either a contingent or non-contingent basis.

Voting: The convertible preferred units are non-voting.

Note 14 - Revenue

The Company derives revenue by product and merchandise sales of components for automotive and home appliance magnets. The Company did not have revenue for the three months ended March 31, 2025. For the three months ended March 31, 2026, all revenue recognized was product sales at a point in time and generated in the Republic of Korea. The destination of revenue for three months ended March 31, 2025 was as follows:

in thousands	Three Months Ended March 31, 2026
Korean domestic sales	$1,799
Export sales	80
Total revenue	$1,879

For three months ended March 31, 2026, all export sales were to China.

Note 15 - Segments

The Company operates in a single reportable operating segment. Because the Company operates in a single segment and the CODM uses the consolidated net loss and the total assets as the primary measures, no reconciliation is required between segment measures and the unaudited condensed consolidated financial statement amounts.

Performance is reviewed on a consolidated basis and the measure of segment assets is reported on the Condensed consolidated balance sheets as total assets and segment assets are consistent with total assets presented on the face of the accompanying Condensed consolidated balance sheets.

The CODM assesses performance for the single segment and decides how to allocate resources based on the Company’s net loss, which is reported on the Unaudited condensed consolidated statements of operations. Net loss is used to monitor budget versus actual results. The categories of net loss, as reported on the Unaudited condensed consolidated statements of operations, are the significant segment expenses provided to the CODM on a regular basis. The following table sets forth information about the Company’s single reportable segment and the expenses reviewed by the CODM, including a reconciliation to the consolidated net loss:

	For the Three Months Ended March 31,
in thousands	2026	2025
Revenues	$1,879	$—
Cost of sales	(1,434)	—
Gross profit	445	—

Selling, general and administrative
Segment selling, general and administrative	(539)	—
Segment salaries and bonuses	(431)	—
Corporate selling, general and administrative (1)	(15,129)	(2,802)
Other segment items (2)	(424,659)	(15,194)
Net loss	$(440,314)	$(17,996)

(1)	Corporate selling, general and administrative costs primarily consist of unallocated corporate costs, such as costs incurred as part of the Business Combination.

(2)	Other segment items primarily consists of change in fair value of financial instruments, interest (expense) income, net, and other income (expense), net.

EVOLUTION METALS & TECHNOLOGIES CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Entity-wide information

As of March 31, 2026, the Company’s property, plant, and equipment of $7.4 million is domiciled entirely in the Republic of Korea. As of December 31, 2025, the Company did not own any property, plant, and equipment.

Refer to Note 14 - Revenue for geographic information regarding the Company’s revenues.

Note 16 - Loss Per Share

The Company computes loss per share in accordance with ASC 260-10-45 “Earnings per Share,” which requires presentation of both basic and diluted loss per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of outstanding shares of common stock during the period. The EM LLC convertible preferred units did not participate in the earning (or losses) of the Company. Further, the conversion of the convertible preferred units prior to the Business Combination was contingent on the execution of the event, and therefore the potential common shares were not included in the calculation of outstanding shares prior to conversion.

The EM Share Obligations (see Note 10 - Derivative Liabilities) prior to the Closing Date were contingently issuable common shares; however, the contingency was subject to the execution of the Business Combination. Therefore, prior to the Closing Date, the EM Share Obligations were not included in the calculation of outstanding shares of common stock.

Upon the Closing Date, certain EM Share Obligations converted into the Company’s common stock (see Note 3 - Reverse Recapitalization) and are included in outstanding shares thereafter. Other instruments included in outstanding shares after the Closing Date are the 24,902,106 contingently issuable shares of common stock recorded in equity-classified CPU share allocation and 2,898,499 contingently issuable shares of common stock related to noncontrolling interest (see Note 13 - Equity). These instruments are only contingent upon the passage of time, beginning on the Closing Date.

Diluted loss per share gives effect to all dilutive potential shares of common stock outstanding during the period. Dilutive loss per share excludes all potential shares of common stock if their effect is anti-dilutive. For the three months ended March 31, 2026 and three months ended March 31, 2025, there were no additional potential shares of common stock to consider within diluted loss per share, as the contingencies discussed above in basic loss per share also preclude consideration of these instruments in diluted loss per share. Therefore, basic and diluted loss per share are equivalent for the periods presented.

The basic and diluted net loss per share are as follows:

	Three Months Ended March 31,
in thousands, except share data	2026	2025
Net (loss) income attributable to common stock	$(440,314)	$(17,996)
Weighted average shares outstanding - basic and diluted	611,903,892	454,712,290
Net loss per share - basic and diluted	$(0.72)	$(0.04)

EVOLUTION METALS & TECHNOLOGIES CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 17 - Related Party Transactions

Shareholder Loan Advances

During 2024 and 2025, the Company advanced funds to its majority shareholder, David Wilcox (“DW”), pursuant to a series of unsecured promissory notes (the “DW Notes”). In addition, on November 26, 2025, the Company advanced approximately $1.9 million to EMT Asia Co., Ltd. (“EMT Asia”) pursuant to an unsecured promissory note (the “Direct Note”). EMT Asia is wholly owned and controlled by DW. Collectively, the DW Notes and the Direct Note are referred to herein as the “Shareholder Loan Advances.”

The proceeds from the Shareholder Loan Advances were utilized primarily to fund general and administrative expenditures incurred on behalf of the Company, including costs associated with the acquisition, integration, development, capitalization, structuring, and ongoing support of the Company’s operating entities and strategic initiatives. Such expenditures included transaction-related costs, professional fees, operational support activities, business development expenditures, organizational expenses, and other expenditures incurred in furtherance of the Company’s business activities and strategic objectives.

As of December 31, 2025, the aggregate outstanding balance under the Shareholder Loan Advances was approximately $8.3 million, consisting of approximately $6.4 million advanced directly to DW and approximately $1.9 million advanced to EMT Asia. Because the Shareholder Loan Advances were made to the majority shareholder for a business purpose, but without substantial evidence of ability and intent of the counterparty to pay the notes within the stated maturity, the Company accounted for these notes as contra-equity adjustment to additional paid-in capital, pursuant to ASC 505 - Equity.

As discussed in Note 20 - Restatement of Prior Period Financial Statements, the Shareholder Loan Advances are reflected as a reduction of additional paid-in capital within stockholders’ equity in the accompanying Condensed consolidated balance sheets. Further, pursuant to SAB Topic 5.T, expenditures incurred by EMT Asia or funded through the Shareholder Loan Advances for the benefit of the Company were recognized as selling, general and administrative expenses within the Company’s unaudited condensed consolidated statements of operations when incurred. Such expenditures are accounted for as deemed capital contributions from the majority shareholder because the expenditures were incurred for the operational and strategic benefit of the Company. Accordingly, additional paid-in capital is reduced as funds are advanced and subsequently increased as qualifying expenditures are recognized in the Company’s financial statements.

During the three months ended March 31, 2026, the Company recognized approximately $1.5 million of selling, general and administrative expenses associated with expenditures funded through the Shareholder Loan Advances and incurred for the benefit of the Company pursuant to SAB Topic 5.T. In addition, during the three months ended March 31, 2026, the Company advanced an additional approximately $0.5 million under the same arrangement. Such advances are presented within financing activities in the accompanying unaudited condensed consolidated statements of cash flows.

As of March 31, 2026, the net balance associated with the Shareholder Loan Advances reflected as contra-equity within additional paid-in capital was approximately $1.2 million.

Other Related Party Transactions

Additional related parties include officers and key management of the Company and its subsidiaries, The Zeus Trust, The NYX Trust, Good Earth 1000, LLC, EMT Asia Co., Ltd., ADE Metals Inc., JNS Industry Inc., Beacon Advisory Co. Ltd, N&P Co. Ltd., and Hi-Q MAG Co. Ltd.

Transactions included in financial statements with related party companies in the normal course of business include $0.2 million for purchases of raw materials, $0.2 million in non-trade accounts receivable - related parties generated from repurchase/resale transactions.

EVOLUTION METALS & TECHNOLOGIES CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Further, related party transactions between the Company, its officers, employees, and significant shareholders comprise various loan arrangements for the ongoing activities and financing of the Company’s operations. Amounts due from or to its officers, employees, and significant shareholders included $1.2 million recorded in Short term debt - related parties. $0.7 million of proceeds were received from new loans during the three months ended March 31, 2026.

Last, the Company provides a guarantee for borrowing to entities under common control and related parties (individuals) of its subsidiaries. As of March 31, 2026, the Company guaranteed joint and several borrowings in the amount of $0.4 million for N&P Co. Ltd. and $0.2 million for one of its subsidiary executives. Additionally, the Company received a guarantee of $0.5 million from the same subsidiary executive for borrowings.

NOTE 18 - NON-CONSOLIDATED VARIABLE INTEREST ENTITIES

The enterprise with a controlling financial interest in a VIE is known as the primary beneficiary and consolidates the VIE. The Company determines whether it is the primary beneficiary of a VIE by performing an analysis that principally considers: (a) which variable interest holder has the power to direct activities of the VIE that most significantly impact the VIE’s economic performance; (b) which variable interest holder has the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE; (c) the VIE’s purpose and design, including the risks the VIE was designed to create and pass through to its variable interest holders; (d) the VIE’s capital structure; (e) the terms between the VIE and its variable interest holders and other parties involved with the VIE; and (f) related-party relationships. We reassess our evaluation of whether an entity is a VIE when certain reconsideration events occur. We reassess our determination of whether we are the primary beneficiary of a VIE on an ongoing basis based on current facts and circumstances.

Nonconsolidated VIEs

The Company has evaluated its relationship with EMT Asia Co., Ltd. (“EMT Asia”), an entity owned and controlled by the Company’s majority shareholder, under the guidance of ASC 810. As of March 31, 2026, and December 31, 2025, the Company had an unsecured promissory note receivable from EMT Asia. Management determined that EMT Asia is a VIE because it does not have sufficient equity at risk to finance its activities without additional subordinated financial support. The Company further determined that it is not the primary beneficiary of EMT Asia because the Company does not possess the power to direct the activities of EMT Asia that most significantly impact EMT Asia’s economic performance. Such power is held by the sole equity owner of EMT Asia through governance and operational control rights. Accordingly, EMT Asia is not consolidated in the accompanying unaudited condensed consolidated financial statements.

During the three months ended March 31, 2026, and the year ended December 31, 2025, EMT Asia incurred certain operating and acquisition-related expenditures on behalf of the Company that were funded through the Shareholder Loan Advances as described in Note 17 - Related Party Transactions. Such amounts were recognized within selling, general and administrative expenses, with corresponding credits recognized within additional paid-in capital in accordance with SAB Topic 5.T.

As of December 31, 2025, the Company had made cumulative distributions to EMT Asia of $1.9 million. As discussed in Note 17 - Related Party Transactions, the Company recognized this amount as a contra-equity within additional paid-in capital. Consequently, as of December 31, 2025, the carrying amount of the Company’s interest in the VIE recorded on the balance sheet is de minimis. The Company’s maximum exposure to loss as a result of its involvement with the entity is the cumulative amount of the $1.9 million distribution. As further discussed in Note 17 - Related Party Transactions, the distributions to EMT Asia are directed by DW for the furtherance of the Company’s business objectives.

As of March 31, 2026, the Company’s general relationship and direct economic exposure with EMT Asia remained unchanged.

EVOLUTION METALS & TECHNOLOGIES CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 19 - Commitments and Contingencies

Indemnification Agreements: The Company enters into contractual relationships that contain indemnification provisions in its normal course of business with other parties. The Company may agree to hold other parties harmless against specific losses, such as those that could arise from a breach of representation, covenant, or third party infringement claims. It may not be possible to determine the maximum potential amount of liability under such indemnification agreements due to the unique facts and circumstances that are like to be involved in each particular claim and indemnification provision. Historically, there have been no such indemnification claims. Management believes any liability arising from these agreements will not be material to the Company’s unaudited condensed consolidated financial statements.

Legal Matters: The Company may periodically become involved in legal proceedings, legal actions, and claims arising in the normal course of business, including proceedings relating to intellectual property, safety and health, employment and other matters. Management believes that the outcome of such legal proceedings, legal actions, and claims will not have a significant adverse effect, individually, or in aggregate, on the Company’s financial position, results of operations or cash flows.

Guarantees and Warranties:

The list of payment guarantees provided by third parties to the Company as of March 31, 2026, are as follows:

Provider	Type	Guaranteed Amount	Beneficiary
K-SURE (Korea Trade Insurance Corporation)	Trade Bill Loan	$85	Industrial Bank of Korea
KODIT (Korea Credit Guarantee Fund)	Operating Funds Loan	1,097	Industrial Bank of Korea
SGI (Seoul Guarantee Insurance)	Government Grant	174	Korea Occupational Safety and Health Agency
SGI (Seoul Guarantee Insurance)	Defects Liability Guarantee Insurance	9	LS ELECTRIC Co., Ltd., Korea Institute for Robot Industry Advancement (KIRIA)
SGI (Seoul Guarantee Insurance)	Payment Guarantee Insurance	17	Korea Industrial Technology Association (KOITA)
KIBO(Korea Technology Finance Corporation)	Working capital loans Guarantee	198	Hana Bank

The main commitments with financial institutions as of March 31, 2026, are as follows:

Financial Institution	Type	Credit Line	Used Amounts
Industrial Bank of Korea(1)(2)	Operating Funds Loan	$4,735	$4,176
KOSME (Korea SMEs and Startups Agency)	Operating Funds Loan	661	348
Woori Bank	Operating Funds Loan	529	120
Hana Bank	Facility loans	190	190
Hana Bank	Working capital loans	198	198
Total		$6,313	$5,032

(1)	As of March 31, 2026 land, buildings, machinery, and equipment have been provided as collateral (with a secured amount of $3.3 million for long term debt (refer to Note 7 - Property, Plant and Equipment, Net and Note 9 - Debt) and joint guarantees issued for related parties (refer to Note 17 - Related Party Transactions).
(2)	As of March 31, 2026, the Company established pledge fire insurance claims (with a pledge amount of $1.5 million (refer to Note 9 - Debt).

EVOLUTION METALS & TECHNOLOGIES CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 20 - Restatement of Prior Period Financial Statements

Subsequent to the issuance of the Company’s previously issued financial statements, the Company identified errors related to the accounting presentation of certain advances made to David Wilcox, the Company’s sole managing and voting member prior to the Business Combination and majority shareholder following the Business Combination, which were used to fund EMT Asia Co., Ltd., a related-party entity wholly owned by Mr. Wilcox. Management determined that such advances were incorrectly presented as Note receivable — related party and should have been presented as contra-equity within additional paid-in capital. Management also determined that certain expenses incurred by EMT Asia on behalf of the Company should have been recognized as expenses of the Company. The Company had previously recorded an allowance for credit losses in connection with the collection uncertainty concerning the Note receivable — related party, thereby recognizing expense in the periods of issuance.

The following tables reflect the effects of the corrections on all affected line items of the Company’s previously reported financial amounts presented in the these Condensed consolidated financial statements. The correction did not impact cash and cash equivalents, total liabilities, or total net cash used in operating activities for the periods presented.

Audited Condensed Consolidated Balance Sheet
in thousands	December 31, 2025 Previously Reported	Adjustments	December 31, 2025 As Corrected
ASSETS
Prepaid expenses and other current assets	$59	$(11)	$48
Note receivable – related party	4,167	(4,167)	—
Total current assets	17,404	(4,179)	13,226
Total assets	$26,670	$(4,179)	$22,491
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Additional paid-in capital	$-	$(2,329)	$(2,329)
Accumulated deficit	(676,957)	(1,850)	(678,807)
Total members’ deficit	(650,689)	(4,179)	(654,868)
Total liabilities and members’ deficit	$26,670	$(4,179)	$22,491

Unaudited Condensed Consolidated Statements of Operations
in thousands	March 31, 2025 Previously Reported	Adjustments	March 31, 2025 As Corrected
General and administrative expenses(1)	$1,851	$827	$2,678
Loss from operations	(1,975)	(827)	(2,802)
Provision for credit losses	(1,310)	840	(470)
Total other expense, net	(16,035)	840	(15,195)
Loss before income taxes	(18,010)	13	(17,996)
Net loss	$(18,010)	$13	$(17,996)

(1)	The Company has combined certain captions that were previously disaggregated within operating expenses.

EVOLUTION METALS & TECHNOLOGIES CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity
	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
As Previously Reported
Balance, December 31, 2024	$—	$(58,962)	$(49,374)
Net loss	$—	$(18,009)	$(18,009)
Balance March 31, 2025	$—	$(76,971)	$(66,134)

Adjustments
Balance, December 31, 2024	$261	$(1,931)	$(1,625)
Investor loan advances and deemed contributions	$(853)	$—	$(853)
Net loss	$—	$13	$13
Balance March 31, 2025	$(592)	$(1,918)	$(2,465)

As Corrected
Balance, December 31, 2024	$261	$(60,893)	$(51,000)
Investor loan advances and deemed contributions	(853)	—	(853)
Net loss	—	(17,996)	(17,996)
Balance March 31, 2025	$(592)	$(78,889)	$(68,599)

Unaudited Condensed Consolidated Statement of Cash Flows
in thousands	March 31, 2025 Previously Reported	Adjustments	March 31, 2025 As Corrected
Cash flows from operating activities:
Net loss	$(18,010)	$13	$(17,996)
Allowance for credit losses	1,310	(840)	470
Investor expenses incurred on behalf of Company	—	827	827
Net cash used in operating activities	(2,063)	—	(2,063)
Cash flows from investing activities:
Advance — note receivable related parties	(1,680)	1,680	—
Net cash used in investing activities	(2,154)	1,680	(474)
Cash flows from financing activities:
Constructive disbursements to related party	—	(1,680)	(1,680)
Net cash provided by financing activities	5,335	(1,680)	3,655

EVOLUTION METALS & TECHNOLOGIES CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 21 - Subsequent Events

Yorkville Convertible Debenture Financing

On May 7, 2026, the Company entered into a Securities Purchase Agreement with YA II PN, Ltd. (“Yorkville”), a fund managed by Yorkville Advisors Global, LP, pursuant to which the Company agreed to issue and sell to Yorkville convertible debentures in an aggregate principal amount of up to $100.0 million. The convertible debentures are convertible into shares of the Company’s common stock, par value $0.0001 per share. The Company issued the first convertible debenture in the principal amount of $20.0 million on May 7, 2026. A second convertible debenture in the principal amount of $5.8 million is expected to be issued upon effectiveness of a resale registration statement on Form S-1, and up to an additional $74.2 million in convertible debentures may be purchased in subsequent tranches from time to time upon the mutual agreement of the Company and Yorkville. Each convertible debenture will have a purchase price equal to 97% of its principal amount.

The convertible debentures are convertible at a conversion price equal to the lower of $12.09 per share or 95% of the lowest daily volume-weighted average price of the Company’s common stock during the five consecutive trading days immediately preceding the conversion date, subject to certain limitations, including Nasdaq exchange cap limitations and a 4.99% beneficial ownership limitation. The first convertible debenture bears interest at an annual rate of 5.0%, which increases to 18.0% upon the occurrence and continuation of an event of default, and matures on November 7, 2027.

The Company will not be required to make monthly cash payments under the convertible debentures unless an amortization event occurs. Upon an amortization event, the Company will be required to make monthly cash payments equal to one-fifth of the original principal amount, or the outstanding principal amount if lower, plus a 5% payment premium and all accrued and unpaid interest. The Securities Purchase Agreement includes customary registration rights, investor protections, and provisions governing trading activity, including limitations on short selling. The Company intends to use the proceeds from the facility for general corporate purposes, including supporting the expansion of its operations and development initiatives.

In connection with the Securities Purchase Agreement, the Company entered into a Registration Rights Agreement with Yorkville, pursuant to which the Company is required to file, within 30 calendar days following the date of the Securities Purchase Agreement, a registration statement registering the resale by Yorkville of 5.4 million shares of the Company’s common stock issuable upon conversion of the convertible debentures. Yorkville was also granted certain piggyback registration rights. In addition, the Company and Yorkville entered into a Global Guarantee Agreement, pursuant to which the Company and its subsidiaries agreed to guarantee all of the Company’s obligations under the convertible debentures.

EVOLUTION METALS & TECHNOLOGIES CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with our unaudited Unaudited Condensed Consolidated Financial Statements and notes thereto included in this Quarterly Report on Form 10-Q (“Form 10-Q”) as of and for the three months ended March 31, 2026 and 2025. This discussion contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those set forth in the sections titled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” included in this Form 10-Q. Additionally, our historical results are not necessarily indicative of the results that may be expected in any future period. Amounts are presented in U.S. dollars.

Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “we,” “us,” “our,” “the Company”, “EMAT” and “EM&T” generally refer to Evolution Metals & Technologies Corp.

Business Overview

EM&T (formerly known as Welsbach Technology Metals Acquisition Corp. (“WTMA”)) is a fully integrated critical materials and technology company focused on building a secure, reliable, and self-sustaining U.S.-aligned supply chain for critical minerals and materials (“CMM”), including rare earth elements (“REEs”), primarily through the recycling of end-of-life materials (“urban mining”). End-of-life materials are recovered from products that have reached the end of their useful service life - such as batteries, electronic devices, motors, and magnets - which can no longer perform their intended function but still contain valuable metals and materials that can be recycled and reused in new manufacturing. EM&T owns and operates across the following midstream to downstream segments: (i) feedstock processing, (ii) oxide production, (iii) metal and alloy manufacturing, (iv) powder production, (v) the manufacture of bonded and sintered rare earth magnets, (vi) battery-grade sulfates and carbonates, (vii) precursor cathode active materials (“pCAM”), (viii) precious metals, and (ix) base metals. These outputs integrate directly into the supply chains of, and are suitable for direct delivery to, gigafactories, defense suppliers, original equipment manufacturers (“OEMs”), automotive manufacturers, and refineries. EM&T’s own operations are supported by advanced recycling processes, proprietary automation, and artificial intelligence-enabled systems, allowing the Company to continue to operate at commercial scale using proven technologies and experienced operating personnel to support a sustainable future through efficient processing and the application of cutting edge robotics and artificial intelligence (“AI”).

To achieve this vision, EM&T acquired Four Entities (as defined below) critical to the CMM supply chain in order to combine initial capabilities believed to serve as the foundation for the Company’s growth — transforming raw materials into essential components for further manufacturing; recycling lithium batteries; producing materials that are essential feedstocks used in the production of advanced magnets, which include (a) bonded magnets that are vital components in various high-tech applications (including automotive, aerospace, and consumer electronics industries) and (b) sintered magnets that are crucial for high-performance applications (particularly in the defense and aerospace sectors where precision and durability are paramount); developing AI software and machines to drive automation, innovation, and efficiency to reduce labor costs, lower manufacturing reject rates, and automating the quality of control processes. The Operating Companies include Handa Lab Co., Ltd., a Korean company (“Handa Lab”), KCM Industry Co., Ltd., a Korean company (“KCM”), KMMI Inc., a Korean company (“KMMI”), and NS World Co., Ltd., a Korean company (collectively with Handa Lab, KCM and KMMI, the “Four Entities” or the “Korean Companies”). As a result of the acquisition of the Four Entities, the Company is expected to produce materials annually, including magnets and battery metals to meet the growing global demand driven by the electrification of transportation, the expansion of green energies, advancements in healthcare technologies, military and defense manufacturing, and consumer appliances, among others.

EVOLUTION METALS & TECHNOLOGIES CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Developments

Recent events impacting our business are as follows:

On January 5, 2026 (the “Closing Date”), following the approval at the special meeting of the shareholders of WTMA, held on September 2, 2025, WTMA Merger Subsidiary LLC, a Delaware limited liability company, and a wholly owned subsidiary of EM&T (the “Merger Sub”) consummated a merger (the “Merger”) with and into Evolution Metals LLC (“EM”), a Delaware limited liability company, pursuant to an Amended and Restated Agreement and Plan of Merger, dated as of November 6, 2024, as amended by Amendment No. 1 to Amended and Restated Agreement and Plan of Merger, dated as of November 11, 2024, as amended by Amendment No. 2 to Amended and Restated Agreement and Plan of Merger, dated February 10, 2025, as amended by Amendment No. 3 to Amended and Restated Agreement and Plan of Merger, dated March 31, 2025, as amended by Amendment No. 4 to Amended and Restated Agreement and Plan of Merger, dated June 11, 2025, as amended by Amendment No. 5 to Amended and Restated Agreement and Plan of Merger, dated July 21, 2025, and as amended by Amendment No. 6 to Amended and Restated Agreement and Plan of Merger, dated January 5, 2026 (the “Merger Agreement”). Accordingly, the Merger Agreement was adopted, and the Merger and other transactions contemplated thereby (collectively, the “Business Combination”) were approved and completed. At the closing of the Business Combination (the “Closing”) on January 5, 2026, pursuant to the Merger Agreement, Merger Sub merged with and into EM, with EM surviving the Merger as a wholly owned subsidiary of WTMA. On the Closing Date, pursuant to the Business Combination, WTMA changed its name to Evolution Metals & Technologies Corp. As part of the Business Combination and prior to the closing of the Merger, EM acquired Handa Lab, KCM, KMMI, and NS World.

On January 5, 2026, WTMA, entered into Amendment No. 6 to the Amended and Restated Agreement and Plan of Merger, which amended the Amended and Restated Agreement and Plan of Merger, by among other things, amended the recitals of the Merger Agreement, as well as certain definitions under the Merger Agreement, and also updated the list of minority equityholders.

On January 5, 2026, WTMA entered into that certain Agreement and Plan of Merger, dated as of January 5, 2026, by and among WTMA, EM, NewCo, Inc., Inc., a Delaware corporation (“NewCo”), and William David Wilcox Jr., as the sole stockholder of NewCo, as it may be amended or supplemented from time to time (the “Step 7 Merger Agreement”), pursuant to which Merger Sub merged with and into NewCo (the Step 7 Merger), on the terms and subject to the conditions set forth in the Step 7 Merger Agreement, with NewCo continuing as the surviving corporation in the Step 7 Merger. Thereafter, on January 5, 2026, Merger Sub merged with and into EM, with EM surviving the Step 8 Merger as a wholly owned subsidiary of WTMA. On the Closing Date, pursuant to the Business Combination, WTMA changed its name to Evolution Metals & Technologies Corp.

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

EVOLUTION METALS & TECHNOLOGIES CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

EVOLUTION METALS & TECHNOLOGIES CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Registration Rights Agreement will terminate on the earlier of (i) the tenth anniversary of the Closing Date and (b) with respect to any RRA Holder, on the date that such RRA Holder no longer holds any securities permitted to be registered pursuant to the Registration Rights Agreement.

Lock-up Agreements

In connection with the Business Combination, on the Closing Date, the stockholders of the Korean Companies, EM Convertible Preferred Unit holders, and holders of EM Member Units entered into lock-up agreements with respect to their equity interests and the shares of EMAT Common Stock that they received in the Business Combination pursuant to which they agreed to certain restrictions on transfer of their securities until seven calendar days following the Closing or until up to the third anniversary of the Closing.

Jones Day Lawsuit

On April 23, 2026, Jones Day filed a complaint against Evolution Metals LLC (“EM”), a Delaware limited liability company and a wholly owned subsidiary of the Company, in the Superior Court of Fulton County, State of Georgia, Civil Action No. 26CV005969. The complaint alleges claims for breach of contract, account stated, open account and attorneys’ fees arising from legal services allegedly provided by Jones Day to EM in connection with the Business Combination. Jones Day is seeking damages in the amount of approximately $3.9 million, plus prejudgment interest, attorneys’ fees, costs and expenses of collection, and such other relief as the court deems appropriate. The Company is currently evaluating the complaint and has not yet filed a formal response.  The Company intends to vigorously defend itself in this matter. At this time, the Company is unable to predict the ultimate outcome of the proceeding or reasonably estimate the amount of any potential loss, if any.

Securities Purchase Agreement, Convertible Debentures and Related Agreements

On May 7, 2026, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with YA II PN, LTD. (“Yorkville”), a fund managed by Yorkville Advisors Global, LP, pursuant to which the Company agreed to issue and sell to Yorkville convertible debentures in the aggregate principal amount of up to $100,000,000 (the “Convertible Debentures” and each a “Convertible Debenture”), which will be convertible into shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock,” and as converted, the “Conversion Shares”).

The first Convertible Debenture (the “First Debenture”) in the principal amount of $20,000,000 was issued on May 7, 2026. The second Convertible Debenture in the principal amount of $5,775,000 is expected to be issued upon effectiveness of the Registration Statement on Form S-1, which the Company has agreed to file pursuant to the Registration Rights Agreement, as such term is defined below. Additionally, pursuant to the Securities Purchase Agreement, up to $74,225,000 in Convertible Debentures shall be purchased in subsequent tranches from time to time upon the mutual agreement of the Company and Yorkville.

Each Convertible Debentures will have a purchase price equal to 97% of principal amount thereunder. Each Convertible Debenture is convertible into Conversion Shares at a conversion price equal to the lower of $12.09 or 95% of the lowest daily volume-weighted average price (“VWAP”) during the 5 consecutive trading days immediately preceding the conversion date. The Company shall not issue any Conversion Shares upon conversion of the Convertible Debentures held by Yorkville if the issuance of such Conversion Shares would exceed the aggregate number of Common Stock that the Company may issue in compliance with the Company’s obligations under the rules or regulations of the Nasdaq Stock Market (the “Exchange Cap”). The Exchange Cap will not apply if the Company obtains the approval of its stockholders as required by the applicable rules of the Nasdaq Stock Market for issuances of Common Stock in excess of such amount. In addition, no conversion will be permitted to the extent that, after giving effect to such conversion, the holder together with the certain related parties would beneficially own in excess of 4.99% of the Common Stock outstanding immediately after giving effect to such conversion, subject to certain adjustments.

EVOLUTION METALS & TECHNOLOGIES CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The First Debenture bears interest at an annual rate of 5.0%, unless an event of default occurs and remains uncured, upon which the Convertible Debentures will bear interest at an annual rate of 18.0%. The Convertible Debentures will mature on November 7, 2027.

The Company will not be required to make monthly cash payments pursuant to the Convertible Debentures unless an Amortization Event, as such term is defined below, has occurred and then the Company will make monthly cash payments each month until the entire outstanding amount under the Convertible Debentures have been repaid. An “Amortization Event” means (i) the VWAP of the Company’s Common Stock is lower than the floor price for any five of seven consecutive trading days, (ii) the Company has issued in excess of 99% of the Common Stock available under the Exchange Cap or (iii) Yorkville is unable to use the Registration Statement, as such term is defined below, for a period of 10 consecutive trading days.

The monthly cash payments will be in an amount equal to 1/5 of the original principal amount (or the outstanding principal amount of the Convertible Debentures if lower than such amount), plus a payment premium of 5% and all accrued and unpaid interest as of the date of such payment. Such Amortization Event payments will commence 7 days following the Amortization Event. The Securities Purchase Agreement includes customary registration rights, investor protections, and provisions governing trading activity, including limitations on short selling. The Company intends to use the proceeds from the facility for general corporate purposes, including supporting the expansion of its operations and development initiatives.

On May 7, 2026, pursuant to the Securities Purchase Agreement, the Company and Yorkville entered into a Registration Rights Agreement (the “Registration Rights Agreement”) pursuant to which Yorkville is entitled to certain registration rights under the Securities Act of 1933, as amended (the “Securities Act”). Pursuant to the Registration Rights Agreement, the Company is required to, on the 30th calendar day following the date of the Securities Purchase Agreement, file with the Securities and Exchange Commission a registration statement (the “Registration Statement”) registering the resale by Yorkville of 5.4 million Conversion Shares. Under the Registration Rights Agreement, Yorkville was also granted piggyback registration rights under certain conditions as described in the Registration Rights Agreement.

On May 7, 2026, pursuant to the Securities Purchase Agreement, the Company and Yorkville entered into a Global Guarantee Agreement, pursuant to which, the Company and its subsidiaries agreed to guarantee all of the Company’s obligations under the Convertible Debentures.

Equipment Supply Contracts

On May 13, 2026, EM entered into eight separate equipment supply contracts (collectively, the “Contracts” and each a “Contract”) with ULVAC Korea, Ltd. (“ULVAC Korea”) for the purchase of vacuum induction melting furnaces and continuous vacuum sintering furnaces. The equipment is intended for use in the Company’s rare earth metal and rare earth permanent magnet production operations. A summary of the equipment to be supplied under the eight Contracts is set forth below:

Contract No.	Equipment	Quantity

W20260330-001-01	Vacuum Induction Melting Furnace (600 kg) — Magcaster-600C, with Karayaki-ro, Recovering Container Turning Device and Furnace Lining Turning Device	2 sets

W20260330-003-01	Vacuum Induction Melting Furnace (600 kg) — Magcaster-600C	2 sets

W20260330-004-01	Vacuum Induction Melting Furnace (50 kg) — FVI-50-SC	2 sets

W20260330-005-01	Continuous Vacuum Sintering Furnace — FSC-6150C-8	2 sets

W20260330-006-01	Continuous Vacuum Sintering Furnace — FHH-6150C-6	2 sets

W20260330-007-01	Vacuum Induction Melting Furnace (600 kg) — Magcaster-600C/A, with Karayaki-ro, Recovering Container Turning Device and Furnace Lining Turning Device	1 set

W20260330-008-01	Vacuum Induction Melting Furnace (600 kg) — Magcaster-600C/A	1 set

W20260330-009-01	Vacuum Induction Melting Furnace (50 kg) — FVI-50-SC/A	1 set

EVOLUTION METALS & TECHNOLOGIES CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Material Terms

Delivery. Delivery is to be made on a DDP buyer final destination basis (Republic of Korea) no later than November 30, 2026. Delivery is to occur prior to completion of full installation and commissioning at the buyer’s site.

Payment Structure. Each Contract provides for payment in four installments tied to project milestones: a first installment due in May or July 2026; a second installment due in July or August 2026; a third installment due within five (5) days of shipment ex Dalian; and a final installment due within thirty (30) days of arrival at destination.

Performance Bond and Cargo Insurance. ULVAC Korea is required to procure, and to submit to EM LLC within twenty-four (24) hours after execution of each Contract, a performance guarantee insurance policy issued by Seoul Guarantee Insurance Co., Ltd. covering ULVAC Korea’s delivery obligations. ULVAC Korea is also required, at its sole cost, to procure and maintain comprehensive inland, transit and marine cargo insurance covering the equipment from its facility through final delivery in the Republic of Korea.

Acceptance, Warranty and Late-Delivery Remedies. Shipment of the equipment is conditioned upon successful completion of a Factory Acceptance Test (FAT) in the presence of EM LLC and mutual agreement on the On-site Installation Inspection Test Plan (ITP). ULVAC Korea will deliver technical specifications, acceptance criteria, equipment drawings, testing reports and the ITP prior to or during the FAT. ULVAC Korea provides a one (1) year warranty on the equipment, running from completion of full commissioning and commencement of normal operation at the buyer’s site. Late delivery (other than as a result of force majeure) is subject to a daily late-delivery penalty payable by ULVAC Korea, subject to a cap.

Cancellation, Force Majeure and Governing Law. EM LLC has the right to terminate any Contract for its convenience at any time prior to delivery upon written notice, subject to a tiered cancellation charge that scales with the number of weeks between ULVAC Korea’s receipt of advance payment and the date of cancellation. Either party may terminate a Contract if a force majeure event continues for more than four (4) weeks. The Contracts are governed by the laws of the Republic of Korea, with disputes settled by arbitration in the Republic of Korea before the Korean Commercial Arbitration Board; the United Nations Convention on Contracts for the International Sale of Goods is expressly excluded.

Relationship. ULVAC Korea is not a related party to the Company or EM LLC. The Contracts were negotiated on arm’s-length terms.

Market Developments, Trends, and Uncertainties

Our business is affected by macroeconomic, geopolitical, regulatory, technological and industry-specific trends that impact demand for critical minerals and materials, the availability and cost of feedstock, customer purchasing decisions, financing availability and our ability to scale our operations. As a newly public company that completed the Business Combination on January 5, 2026, our historical results may not be indicative of future results, particularly as we integrate the Korean Companies, pursue additional financing, and seek to expand our midstream and downstream critical materials platform.

Demand for critical minerals and materials continues to be driven by the electrification of transportation, renewable energy infrastructure, defense and aerospace applications, industrial automation, consumer electronics and other advanced manufacturing applications. Many of these applications rely on materials and components such as rare earth oxides, rare earth metals and alloys, bonded magnets, sintered magnets, battery materials, precious metals and base metals. We believe these demand drivers create long-term market opportunities for companies with capabilities across recycling, processing, refining and downstream manufacturing. However, demand in these markets may fluctuate based on customer production schedules, capital spending cycles, commodity prices, electric vehicle adoption rates, defense procurement priorities, interest rates, tariffs, trade restrictions and broader macroeconomic conditions.

The global supply chain for rare earth elements, battery materials, permanent magnets and other critical materials remains highly concentrated in Asia, particularly in China. This concentration has increased customer, governmental and industry focus on developing alternative, secure and geographically diversified supply chains. Geopolitical tensions, export controls, tariffs, sanctions, industrial policy initiatives and national security considerations may increase demand for U.S.-aligned and non-China sources of critical materials and related products. At the same time, these factors may also increase operating complexity, affect the availability or cost of feedstock and equipment, create uncertainty in customer procurement decisions, and require us to invest significant capital before realizing commercial benefits.

We believe recycling and “urban mining” represent an increasingly important source of critical materials supply. End-of-life batteries, electronic devices, motors, magnets and other materials contain valuable metals and materials that can be recovered, processed and reused in new manufacturing. The ability to convert these end-of-life materials into commercially usable outputs may reduce reliance on primary mining, shorten supply chains, support sustainability objectives and provide customers with alternative sources of supply. However, the recycling market remains subject to uncertainties, including variability in feedstock availability, feedstock composition, collection economics, transportation and handling costs, regulatory requirements, customer qualification timelines and the technical complexity of producing materials that meet customer specifications.

EVOLUTION METALS & TECHNOLOGIES CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our operating results will also be affected by our ability to integrate and scale the Korean Companies acquired in connection with the Business Combination. These companies provide the Company with initial capabilities in magnet-related materials, bonded and sintered magnets, and automation and AI-enabled manufacturing systems. We expect the integration of these businesses to require substantial management attention, working capital and capital expenditures. Our ability to realize the anticipated benefits of the Business Combination will depend on, among other things, our ability to coordinate operations across jurisdictions, retain key personnel, maintain customer and supplier relationships, improve capacity utilization, execute expansion plans, implement consistent financial reporting and internal control processes, and secure additional financing on acceptable terms.

Because our growth strategy is capital intensive, our future performance will depend significantly on our ability to raise additional capital. We expect to require substantial funding to support working capital, public company costs, integration activities, capital expenditures, equipment purchases, facility expansion, research and development, customer qualification processes and potential future acquisitions. If we are unable to obtain financing on acceptable terms or at all, we may be required to delay, reduce or abandon certain expansion plans, which could materially and adversely affect our business, financial condition and results of operations. In addition, financing transactions may result in dilution to existing stockholders, increased leverage, restrictive covenants or other terms that could adversely affect our business.

Our results may also be affected by changes in commodity prices, foreign currency exchange rates and interest rates. Many of our products and feedstocks are linked directly or indirectly to the market prices of metals and critical materials, which may be volatile. Changes in these prices may affect revenue, gross margin, inventory valuation, customer demand and supplier economics. In addition, because a significant portion of our current operations is conducted in Korea, fluctuations between the Korean won and the U.S. dollar may affect our reported results, cash flows and financial position. Rising interest rates or constrained credit markets may also increase the cost of capital and reduce the availability of financing for us and our customers.

As a result of becoming a public company, we expect to incur additional costs, including costs related to financial reporting, legal and accounting compliance, internal control development, investor relations, insurance and governance matters. We also expect that certain non-cash and non-operating items may continue to affect our reported results, including fair value changes in financial instruments, credit loss provisions, foreign currency gains and losses, and changes in liabilities related to dissenting shareholder appraisal rights. These items may cause significant period-to-period volatility and may not directly reflect the underlying operating performance of our business.

Given these factors, our near-term results may be difficult to predict and may vary significantly from period to period. We are still in the early stages of operating as a combined public company, and our ability to achieve our business plan will depend on the successful integration of the acquired businesses, access to capital, development of customer relationships, execution of expansion initiatives, stability of supply chains and broader market acceptance of our products and technologies.

Key Factors Affecting our Performance

Our results of operations, financial condition and cash flows are affected by a number of factors, including those described below. As a result of the Business Combination completed on January 5, 2026, our historical results may not be comparable to our future results, and our operating results may vary significantly from period to period as we integrate the Korean Companies, operate as a public company, pursue financing and execute our growth strategy.

Ability to Obtain Additional Financing

Our business plan is capital intensive and depends significantly on our ability to obtain additional financing on acceptable terms. We expect to require substantial capital to fund working capital needs, public company costs, integration activities, equipment purchases, facility upgrades, customer qualification processes, research and development, expansion projects and potential future acquisitions. Our ability to raise capital may be affected by market conditions, investor demand, interest rates, our operating performance, regulatory developments and broader macroeconomic factors. If we are unable to obtain sufficient financing when needed, or if financing is available only on unfavorable terms, we may be required to delay, reduce or abandon certain business initiatives, which could materially and adversely affect our business, financial condition and results of operations.

EVOLUTION METALS & TECHNOLOGIES CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Integration of the Korean Companies

Our future performance will depend in part on our ability to successfully integrate Handa Lab, KCM, KMMI and NS World following the Business Combination. The integration process requires management attention and may involve operational, financial, legal, tax, accounting, human resources, information technology, reporting and internal control matters. Our ability to realize the anticipated benefits of the Business Combination will depend on, among other things, our ability to retain key personnel, coordinate operations across jurisdictions, maintain customer and supplier relationships, implement consistent financial reporting and internal control processes, align strategic priorities and manage working capital requirements. Any delays or difficulties in integration could adversely affect our operating results and delay our ability to execute our growth strategy.

Capacity Utilization and Production Ramp-Up

Our revenues and margins are expected to be affected by the timing and pace at which we utilize and expand our production capacity. Certain of our acquired operations are expected to require additional capital investment, equipment purchases, facility improvements, process optimization, customer qualification and working capital before reaching targeted operating levels. Our ability to increase production volumes and improve operating efficiency will depend on the availability of equipment, skilled labor, raw materials and feedstock, as well as our ability to implement automation and quality control processes. Delays in ramping production or lower-than-expected capacity utilization may result in lower revenue, reduced gross margin and higher unit costs.

Customer Demand and Qualification

Our products are intended to serve customers in industries such as automotive, aerospace, defense, electronics, industrial manufacturing, gigafactories, OEMs and refineries. Sales into these markets may require customer qualification, testing, technical validation, sample production, commercial negotiation and, in certain cases, regulatory or customer-specific approval processes. The timing and success of customer qualification may affect when we are able to convert commercial opportunities into revenue. Demand for our products may also be affected by end-market conditions, customer production schedules, procurement policies, commodity prices, geopolitical considerations and customer efforts to diversify supply chains away from concentrated sources of critical materials.

Availability and Cost of Feedstock and Raw Materials

Our operations depend on the availability, quality and cost of feedstock and raw materials, including end-of-life materials, magnet-related materials, electronic scrap, batteries, metals and other critical materials. Feedstock availability may fluctuate based on collection economics, competition, regulatory requirements, transportation costs, commodity prices and supplier relationships. Variability in feedstock composition may also affect processing yields, production costs and product quality. If we are unable to secure sufficient feedstock or raw materials on commercially acceptable terms, our ability to operate and scale our business may be adversely affected.

Commodity Price Volatility

Many of our products and feedstocks are exposed directly or indirectly to the market prices of critical materials, rare earth elements, battery materials, precious metals and base metals. These prices may be volatile and may be affected by supply and demand dynamics, geopolitical developments, trade restrictions, tariffs, currency movements, energy prices, inventory levels and macroeconomic conditions. Changes in commodity prices may affect our revenue, cost of sales, gross margin, inventory values and customer demand. In periods of significant price volatility, our results of operations may fluctuate even if production volumes remain stable.

EVOLUTION METALS & TECHNOLOGIES CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Foreign Currency Exposure

A significant portion of our current operating activities is conducted in Korea, while our reporting currency is the U.S. dollar. Accordingly, our results of operations, financial position and cash flows may be affected by fluctuations in exchange rates, particularly between the Korean won and the U.S. dollar. Foreign currency fluctuations may affect the translated value of our revenues, expenses, assets and liabilities, as well as the cost of imported equipment, materials and services. We may also be exposed to transaction gains and losses on monetary assets and liabilities denominated in currencies other than the applicable functional currency.

Public Company Costs and Compliance Requirements

Following the Business Combination, we became subject to the reporting, governance, internal control and compliance requirements applicable to public companies. We expect to incur additional expenses related to financial reporting, legal and accounting services, audit and review procedures, investor relations, directors’ and officers’ insurance, board and committee matters, internal controls and other public company infrastructure. These costs may be significant, particularly in the periods immediately following the Business Combination, and may adversely affect our near-term results of operations.

Non-Cash and Non-Operating Items

Our reported results may be affected by non-cash and non-operating items that may not directly reflect the underlying performance of our operating businesses. These items may include changes in fair value of financial instruments, credit loss provisions, foreign currency gains and losses, interest expense, and changes in liabilities related to dissenting shareholder appraisal rights. These items may cause significant period-to-period volatility in our results of operations and may make it more difficult to compare our operating performance across periods.

Regulatory, Trade and Geopolitical Developments

Our business is affected by regulatory, trade and geopolitical developments relating to critical minerals and materials, rare earth elements, battery materials, recycling, environmental regulation, national security, export controls, tariffs and industrial policy. Government policies that support domestic or allied critical materials supply chains may create opportunities for our business. However, changes in laws, regulations, trade restrictions, permitting requirements, tariffs, sanctions or export controls may also increase costs, restrict supply chains, delay customer decisions or otherwise adversely affect our operations. Because our business involves operations and supply chains across multiple jurisdictions, we may be affected by regulatory and political developments in the United States, Korea and other markets in which we source materials, operate or sell products.

Factors Affecting the Comparability of our Results

Our historical results of operations may not be comparable to our future results of operations, and our results for the three months ended March 31, 2026 may not be comparable to the three months ended March 31, 2025, primarily due to the consummation of the Business Combination, the acquisition of the Korean operating companies, the inclusion of post-combination public company costs, changes in the fair value of financial instruments, and the Company’s change in tax status, as described below.

Expenses Associated with the Business Combination

On January 5, 2026, the Company consummated the Business Combination. In connection with the Business Combination, the Company incurred significant transaction-related, professional, accounting, legal, valuation, advisory, public company readiness and other corporate costs. In addition, the Company recognized significant non-cash losses from changes in the fair value of financial instruments, including the July Investment Agreement derivative and CPU Share Allocation Obligations. These fair value changes and transaction-related costs materially affected the Company’s results of operations for the three months ended March 31, 2026 and may limit comparability to prior periods.

EVOLUTION METALS & TECHNOLOGIES CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Acquisitions

Immediately prior to the consummation of the Business Combination, the Company acquired controlling interests in the Korean operating companies. As a result, the Company’s results of operations for the three months ended March 31, 2026 include revenues, cost of sales, operating expenses, assets and liabilities of the Korean operating companies following the acquisition date, while the comparable prior-year period primarily reflects the historical results of EM LLC before the acquisition of such operating businesses. Accordingly, the Company’s results of operations for the periods presented are not directly comparable. The Company may continue to pursue acquisitions as part of its growth strategy, which could further affect comparability of future periods.

Income Taxes

Following the Business Combination, EM&T is subject to U.S. federal and state income taxes as a corporation. EM LLC, the accounting predecessor, was treated as a pass-through entity for U.S. federal income tax purposes and was generally not subject to U.S. federal income tax at the entity level. In addition, following the acquisition of the Korean operating companies, the Company is subject to income taxes in Korea. As a result, the Company’s income tax expense and effective tax rate for periods following the Business Combination may not be comparable to historical periods prior to the Business Combination.

Our future results of operations may not be comparable to the historical results of operations for the periods presented, primarily for the reasons described below.

Business Segments

We operate our business through a single operating and reportable segment focused on rare earth magnet-related products and technologies. Following the Business Combination, our current operating activities are primarily conducted through the Korean Companies, with our near-term operating focus on rare earth magnet-related products and technologies. As our broader critical materials platform develops, including e-scrap recycling, battery recycling and related metals recovery activities, we expect to continue evaluating our segment presentation based on the manner in which management reviews operating results, allocates resources and assesses performance.

Our operating activities consist of the production and development of rare earth magnet materials and finished magnet products. These activities include rare earth metals, rare earth alloys, sintered magnets and bonded magnets. These products are used, or are expected to be used, in a range of high-performance and industrial applications, including automotive, aerospace, defense, industrial automation, consumer electronics and other advanced manufacturing end markets.

Our current operating business following the acquisition of the Korean Companies supports the Company’s strategy to participate across the rare earth magnet supply chain, from magnet-related materials and alloy production to bonded and sintered magnet manufacturing. Over time, the Company intends to expand these rare earth magnet-related operations beyond Korea, including through the development of a U.S. industrial campus designed to replicate and scale the Company’s Korean commercial capabilities in the United States. The planned U.S. expansion is expected to support the Company’s broader strategy of establishing a secure, reliable and U.S.-aligned supply chain for rare earth magnet materials and finished magnet products.

Our operating performance is affected by, among other things, customer demand, capacity utilization, production yields, availability and pricing of rare earth materials, customer qualification timelines, foreign currency movements, labor and energy costs, access to growth capital, timing of facility expansion, and our ability to expand production capacity and improve operating efficiency.

Components of Results of Operations

Revenues

The Company derives revenue from manufacturing and selling magnet and magnet materials. The Company recognizes revenue when it satisfies performance obligations under the terms of its contracts, and control of its products is transferred to its customers in an amount that reflects the consideration the Company expects to receive from its customers in exchange for those products.

EVOLUTION METALS & TECHNOLOGIES CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cost of sales

Cost of sales represent all direct and indirect costs associated with the manufacture of our products. Cost of goods sold consists primarily of direct costs associated with inventory and delivery of the Company’s goods, including freight costs. Cost of sales also includes inventory impairment, allocated personnel-related expenses and allocated facilities and overhead costs.

Other operating income and expense

Other operating income primarily consists of government grants, rental income, income from the provision of technical services, gain on the disposal of tangible assets, and brokerage income. Other operating expense primarily consists of loss on disposal of asset.

Selling, general and administrative expenses

Selling, general and administrative expenses consist of corporate service functions such as finance, legal, human resources and information technology expenses, as well as rent, utilities, depreciation, amortization and insurance costs.

Other non-operating income and expenses

Other non-operating income includes miscellaneous income. Other non-operating expense primarily includes other costs consist of miscellaneous loss and amortization of accumulated actuarial loss and loss on disposal of tangible assets and loss from shares repurchase liability.

Interest income and expenses

Interest income primarily consists of interest earned on the Company’s notes receivable and other non-trade receivables, including related-party receivables.

Interest expense primarily consists of interest incurred on the Company’s debt obligations, including short-term debt, related-party debt, long-term debt, and assumed obligations in connection with the Business Combination.

Finance income

Finance income primarily includes realized gain on deposit or loan.

Finance expense

Finance expense primarily consists of interest incurred on our finance leases, financing obligations and outstanding loans, as well as losses on derivatives.

Gain (loss) on foreign currency

Gain (loss) on foreign currency primarily consists of the translation of monetary assets and liabilities denominated in foreign currencies.

Gain (loss) on financial instruments

Gain (loss) on financial instruments primarily consists of non-cash changes in the fair value of the Company’s financial instruments that are measured at fair value each reporting period.

EVOLUTION METALS & TECHNOLOGIES CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table summarizes our results of operations for the following periods (dollars in thousands):

	Three Months Ended March 31,
	2026	2025	Change
	($)	($)	($)	(%)
Revenues	1,879	-	1,879	*
Cost of sales	(1,434)	-	(1,434)	*
Gross Profit	445	-	445	*
Other operating income	-	-	—	*
Selling, general and administrative expenses	(16,100)	(2,802)	(13,298)	475%
Operating income (loss)	(15,655)	(2,802)	(12,853)	459%
Interest expense (income), net	(705)	(493)	(212)	43%
Provision for credit losses	—	(470)	470	(100)%
Change in fair value of financial instruments	(425,227)	(15,467)	(409,760)	2649%
Other expense (income)	1,273	250	1,023	409%
Income before income taxes	(440,314)	(17,996)	(422,318)	2347%
Income taxes (benefit)	-	-	—	*
Net loss from operations	(440,314)	(17,996)	(422,318)	2347%

Revenues

Revenues were $1.9 million for the three months ended March 31, 2026 as compared to $0.0 million for the three months ended March 31, 2025, an increase of $1.9 million. The percentage change is not meaningful because the Company did not generate revenues during the prior-year period. This increase was primarily due to the Company’s acquisition of the Korean operating companies in connection with the Business Combination, which resulted in the Company recognizing product sales generated in Korea during the three months ended March 31, 2026.

Cost of sales

Cost of sales were $1.4 million for the three months ended March 31, 2026 as compared to $0.0 million for the three months ended March 31, 2025, an increase of $1.4 million. The percentage change is not meaningful because the Company did not incur cost of sales during the prior-year period. The Company’s cost of sales for the three months ended March 31, 2026 increased compared to the three months ended March 31, 2025, mainly as a result of the commencement of revenue-generating product sales activities through the Korean operating companies acquired in connection with the Business Combination.

Selling, general and administrative expenses

Selling, general and administrative expenses were $16.1 million for the three months ended March 31, 2026 as compared to $2.8 million for the three months ended March 31, 2025, an increase of $13.3 million, or 475%. This increase was primarily due to higher corporate, professional, transaction-related and public company costs incurred in connection with the Business Combination and post-combination operations, together with the inclusion of selling, general and administrative expenses of the Korean operating companies acquired in connection with the Business Combination.

EVOLUTION METALS & TECHNOLOGIES CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating loss

Operating loss was $15.7 million for the three months ended March 31, 2026 as compared to $2.8 million for the three months ended March 31, 2025, an increase of $12.9 million, or 459%. This increase was primarily due to the increase in selling, general and administrative expenses, partially offset by gross profit generated from the Korean operating companies during the three months ended March 31, 2026.

Other non-operating income and losses, net

Other non-operating income and losses, net were a loss of $424.7 million for the three months ended March 31, 2026 as compared to a loss of $15.2 million for the three months ended March 31, 2025, an increase in net loss of $409.5 million, or 2,695%. This increase was primarily due to a $425.2 million non-cash loss from the change in fair value of financial instruments during the three months ended March 31, 2026, compared to a $15.5 million non-cash loss from the change in fair value of financial instruments during the three months ended March 31, 2025. The increase was partially offset by other income of $1.3 million recognized during the three months ended March 31, 2026, compared to other income of $0.3 million during the three months ended March 31, 2025, and the absence of provision for credit losses during the three months ended March 31, 2026, compared to provision for credit losses of $0.5 million during the three months ended March 31, 2025.

Income taxes (benefit)

Income tax expense was $0.0 million for each of the three months ended March 31, 2026 and 2025. There was no income tax expense or benefit recognized during either period, and therefore there was no period-over-period increase or decrease.

Segment Results of Operations

The following table presents our revenue by segment as well as the dollar and percentage change from the prior year (dollars in thousands):

	Three Months Ended March 31,
	2026	2025	Change
	($)	($)	($)	(%)
Revenues:
Rare Earth Magnets	1,796	-	1,796	*
Other	83	-	83	*
Total	1,879	-	1,879	*

The following table presents our gross profit by segment as well as the dollar and percentage change from the prior year (dollars in thousands):

	Three Months Ended March 31,
	2026	2025	Change
	($)	($)	($)	(%)
Gross Profit:
Rare Earth Magnets	392	-	392	*
Other	53	-	53	*
Total	445	-	445	*

Liquidity and Going Concern

Overview

We are an early-stage company. Our future capital requirements will depend on many factors, including the timing and extent of our research and the acquisition of processing facilities. In order to finance these opportunities and associated costs, it is possible that the Company would need to raise additional financing if the proceeds received from other equity financing are insufficient to support its business needs. While there can be no assurances, the Company intends to raise such capital through additional equity raises. If additional financing is required from outside sources, the Company may not be able to raise it on terms acceptable to it or at all. If the Company is unable to raise additional capital on acceptable terms when needed, its product development business, results of operations and financial condition would be materially and adversely affected.

EVOLUTION METALS & TECHNOLOGIES CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Historically, the Company’s primary sources of liquidity have been cash flows from issuance of convertible preferred units. The Company reported a net loss of $440.3 million for the three months ended March 31, 2026. As of March 31, 2026, the Company had an aggregate cash balance of $5.4 million and a net working capital deficit of $81.8 million. These are indicators of substantial doubt as to the Company’s ability to continue as a going concern for at least one year from issuance of the unaudited condensed consolidated financial statements. The Company’s ability to continue as a going concern is dependent upon the management of its expenses and its ability to obtain necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, and upon profitable operations.

As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company’s liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern through twelve months from the date the unaudited condensed consolidated financial statements were available to be issued. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Sources of Liquidity

In assessing liquidity, we monitor and analyze cash on-hand and operating expenditure commitments. Our business is capital intensive and requires substantial expenditure for, among other things, the purchase and maintenance of equipment used in our operations, and to remain in compliance with environmental laws. Our short-term and long-term liquidity needs arise primarily from working capital requirements, capital expenditures, including expansion projects and principal and interest payments related to our outstanding indebtedness. Our liquidity as of March 31, 2026, and March 31, 2025, is as follows (dollars in thousands):

	March 31, 2026	March 31, 2025
Cash and cash equivalents	$5,389	$3,733
Restricted cash	$34	$—
Working capital (deficit), excluding cash, cash equivalents, and restricted cash	$(87,215)	$(81,159)
Accumulated deficit	$(1,119)	$(78,889)

During the three months ended March 31, 2026, we did not raise a significant amount of additional external financing in connection with the Business Combination. The Business Combination did not include significant external financing at closing, and management is actively pursuing additional sources of capital, including equity and strategic financing arrangements, to support the Company’s operations and growth initiatives.

The Business Combination provided the Company with access to the public capital markets and established EM&T as a Nasdaq-listed public company. However, the transaction did not result in significant cash proceeds at closing. Accordingly, our liquidity following the Business Combination continues to depend on our ability to manage operating expenditures, fund working capital needs, service existing indebtedness, and raise additional capital through equity, debt, strategic financing or other arrangements. There can be no assurance that such financing will be available on acceptable terms, or at all.

Subsequent to March 31, 2026, on May 7, 2026, the Company entered into a Securities Purchase Agreement with YA II PN, Ltd., a fund managed by Yorkville Advisors Global, LP, pursuant to which the Company agreed to issue and sell convertible debentures in an aggregate principal amount of up to $100.0 million. The Company issued the first convertible debenture in the principal amount of $20.0 million on May 7, 2026. A second convertible debenture in the principal amount of $5.8 million is expected to be issued upon effectiveness of a resale registration statement on Form S-1, and up to an additional $74.2 million in convertible debentures may be purchased in subsequent tranches from time to time upon the mutual agreement of the Company and Yorkville.

EVOLUTION METALS & TECHNOLOGIES CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cash flows

The following table summarizes our cash flows from operating, investing and financing activities for the following periods (dollars in thousands):

	Three Months Ended
	March 31,		Change
	2026(1)	2025	($)	(%)
Net cash provided by (used in) operating activities	(5,569)	(2,063)	(3,506)	70%
Net cash provided by (used in) investing activities	1,005	(474)	1,479	(412)%
Net cash provided by (used in) financing activities	(1,741)	3,655	(5,396)	(248)%
Net increase (decrease) in cash and cash equivalents	(6,296)	1,118	(7,414)	(763)%

(1)	March 31, 2026 figures includes immaterial effect of exchange rate changes on cash and cash equivalents, and restricted cash

Net cash flows used in operating activities

For the Three Months Ended March 31, 2026 (unaudited) net cash used in operating activities of $5.6 million as compared to $2.1 million for the three months ended March 31, 2025. The difference was a result of higher operating expenditures following the Business Combination and the inclusion of the Korean operating companies.

Net cash flows used in investing activities

For the Three Months Ended March 31, 2026 (unaudited), net cash provided in investing activities was $1.0 million as compared to net cash used by investing activities of $0.5 million for the three months ended March 31, 2025. The difference was a result of net cash acquired in the Business Combination, partially offset by increases in loans, acquisitions of property, plant and equipment and leasehold deposits.

Net cash flows provided by financing activities

For the Three Months Ended March 31, 2026 (unaudited), net cash provided by financing activities was $1.7 million as compared to $3.7 million for the three months ended March 31, 2025. The difference was a result of payments made to effectuate the reverse recapitalization, constructive disbursements to related parties, repayments of debt and lease liabilities, and payments for appraisal rights during the three months ended March 31, 2026. In the prior-year period, net cash provided by financing activities primarily reflected proceeds from the issuance of convertible preferred units.

Dissenting Shareholder Appraisal Rights

In connection with the share exchange transactions contemplated by the share exchange agreements dated February 10, 2025, as amended (collectively, the “Agreements”), by and among the Company, EMT Sub Co. Ltd (“EMT Sub”), and the other operating companies party thereto, shareholders who formally dissented at the general meeting of shareholders held to approve the share exchange (the “Share Exchange EGM”) were granted statutory appraisal rights under the Korean Commercial Code (the “Appraisal Rights”).

Pursuant to the Agreements, dissenting shareholders may obtain the Appraisal Rights by delivering to the Company, within 20 days from the date of the Share Exchange EGM, a written notice identifying the class and number of shares for which appraisal rights are elected (the “Appraisal Shares”). Upon receipt of valid notice, the Company is contingently required to repurchase the Appraisal Shares within two (2) months, provided the Share Exchange remains in effect and the dissenting shareholder does not withdraw its notice (by mutual agreement with the Company), after which any unpaid amount will begin to accrue interest at a statutorily dictated 6% interest rate per annum. The repurchase price for Appraisal Shares is determined by mutual agreement between the Company and the applicable dissenting shareholder through the Agreements.

EVOLUTION METALS & TECHNOLOGIES CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management accounts for these appraisal rights as a liability under ASC 480 measured at fair value, with changes recognized in earnings, until the obligation becomes unconditional at merger close. In January 2026, the Company completed the Business Combinations. This event legally obligates the Company to repurchase the Appraisal Shares in accordance with the terms above. The payment amount was approximately $48.3 million as of the closing of the share exchange transaction and continues to accrue statutory interest until the actual payment date. Because the appraisal rights obligation is denominated in Korean Won, the U.S. dollar carrying amount of the liability is affected by changes in the USD/KRW exchange rate. As a result of changes in the exchange rate between the closing date and March 31, 2026, the U.S. dollar-equivalent carrying amount of the liability decreased from the initial obligation amount. As of March 31, 2026, a liability of $46.2 million was recorded in non-trade accounts payable on the condensed consolidated balance sheets.

Contractual Obligations

The following table presents a summary of our contractual obligations, including payments due by period, as of March 31, 2026 (in thousands):

	2026(3)	2027	2028	2029	Thereafter	Total
Operating lease(1)	$17	$2	$—	$—	$—	$19
Finance lease(1)	$56	$52	$25	$14	$5	$152
Debt obligations(2)	$2,694	$2,080	$571	$478	$720	$6,543
Total	$2,767	$2,134	$596	$492	$725	$6,714

(1)	Future lease payment obligations for operating and finance lease liabilities.

(2)	Long-term debt principal repayment obligations for individual cash loans, our bank loans, and loans provided by Korea Small and Medium-sized Enterprises and Startups Agency and Industrial bank of Korea.

(3)	Represents the period April 1, 2026 through December 31, 2026.

As of March 31, 2026, there have been no material changes to our contractual obligations and commitments since December 31, 2025.

Issuance of Note Receivables and Note Receivables — Related Party

During 2025 and 2026, the Company entered into unsecured promissory notes with the Sponsor in the amounts of $1.1 million and $0 million, respectively (the “WTMA Sponsor Notes”). The WTMA Sponsor Notes are non-interest bearing and mature on the earlier of the (a) Closing or (b) liquidation of WTMA.

In connection with the Business Combination, the Company effectively settled a preexisting relationship with WTMA through its prior note receivable. As of December 31, 2025, $1.2 million was included in non-trade accounts receivable related to loans made to WTMA. As of the Closing Date, the loan receivable amount was $2.7 million. In connection with the settlement of the preexisting relationship, the Company recognized a gain of $1.2 million included in other income (expense), net, due to the difference between the Company’s carrying value of the notes and the settlement amount recorded by WTMA.

During 2026, the Company entered into one unsecured promissory note with the voting member of the Company in the aggregate principal amount of $0.5 million (the “2026 Related Party Notes”). The 2026 Related Party Notes are non-interest bearing and mature on the earlier of (a) the Closing or (b) December 31, 2026. The proceeds from the 2026 Related Party Notes were used primarily to fund general and administrative expenditures incurred on behalf of the Company, including transaction-related costs, professional fees, operational support activities, business development expenditures, organizational expenses, and other expenditures incurred in furtherance of the Company’s business activities and strategic objectives. As of March 31, 2026, the outstanding balance of the 2026 Related Party Notes was included in non-trade accounts receivable — related parties on the Company’s condensed consolidated balance sheets, net of the related allowance for credit losses, as applicable.

EVOLUTION METALS & TECHNOLOGIES CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Off Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2026.

Critical Accounting Estimates

The above discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements. The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and judgments that affect the amounts reported. Our significant accounting policies are described in Note 2 - Summary of Significant Accounting Policies of the accompanying Notes to Unaudited Condensed Consolidated Financial Statements of the Company in Part I, Item 1 of this Form 10-Q, of which this exhibit forms a part. Critical accounting policies are those that we consider to be the most important in portraying our financial condition and results of operations and also require the greatest amount of judgments by management. Judgments or uncertainties regarding the application of these policies may result in materially different amounts being reported under different conditions or using different assumptions. During the three months ended March 31, 2026, the only significant changes to our critical accounting estimates are as follows:

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP. The accompanying unaudited condensed consolidated financial statements reflect all adjustments including normal recurring adjustments, which, in the opinion of the Company’s management, are necessary to present fairly the financial position, results of operations, and cash flows for the periods presented in accordance with GAAP. References to GAAP issued by the FASB in the accompanying notes to the unaudited condensed consolidated financial statements are to the FASB Accounting Standards Codification (“ASC”). The unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The accompanying unaudited condensed consolidated financial statements are presented in US dollars and include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Business Combination

The accounting for business combinations is considered a critical accounting estimate because it requires management to make significant judgments in determining the fair values of assets acquired and liabilities assumed, including identifiable intangible assets and goodwill, in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations. These estimates involve the use of complex valuation techniques and assumptions that are inherently uncertain, and changes in these assumptions could have a material impact on the Company’s unaudited condensed consolidated financial statements. The purchase price allocation required management to estimate the fair values of acquired tangible and intangible assets and assumed liabilities as of the acquisition date. Significant assumptions used in these valuations included projected future cash flows, discount rates, and growth rates. Management believes these assumptions were reasonable based on information available at the time; however, actual results may differ from these estimates. Changes in key assumptions could affect the recorded amounts of acquired assets and liabilities and future results of operations through amortization expense or impairment charges. Goodwill arising from business combinations is not amortized but is tested for impairment at least annually or upon the occurrence of triggering events, and adverse changes in market conditions, integration results, or operating performance could increase the likelihood of a future goodwill impairment that could be material to the Company’s financial position and results of operations.

Fair Value of Financial Instruments

The Company’s financial instruments with a carrying value that approximates fair value consist of cash and cash equivalents, prepaid and other current assets, notes receivable, convertible notes receivable, accounts payable and accrued expenses because of the short-term nature or expected settlement dates of these instruments.

EVOLUTION METALS & TECHNOLOGIES CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Convertible Preferred Unit

EM Convertible Preferred Units consist of preferred units issued with either (i) an option to convert into New EM Common Stock at the option of the holders or (ii) automatic conversion into New EM Common Stock ninety days after closing of the Business Combination. The EM Convertible Preferred Units are accounted for as permanent equity in the scope of ASC 815, “Derivatives and Hedging” (“ASC 815”) and recorded at fair value which is representative of the proceeds received.

Derivative Liabilities

Certain agreements the Company entered into either require the Company to issue or provide the Company the option to issue a variable number of shares of New EM Common Stock to certain investors and vendors. The Company applies ASC 480, “Distinguishing Liabilities and Equity” (“ASC 480”), ASC 815, and ASC 718, “Compensation — Stock Compensation” (“ASC 718”) in its evaluation of the terms of each agreement. Financial instruments that were identified in each agreement and

●	meet the criteria to be accounted for as a liability in accordance with ASC 480 were reported at fair value at issuance and re-measured to fair value each reporting period with changes in the estimated fair value of the liability recognized as a non-cash gain or loss on the accompanying consolidated statements of operations;

●	do not meet the criteria to be accounted for as a liability in accordance with ASC 480 and do not meet the criteria to be accounted for as equity in accordance with ASC 815 are accounted for as a liability and were reported at fair value at issuance and re-measured to fair value each reporting period with changes in the estimated fair value of the liability recognized as a non-cash gain or loss on the accompanying consolidated statements of operations;

●	meet the criteria of a liability-classified share-based payment transaction in accordance with ASC 718 were measured based on the fair value of the transaction on the date of grant and remeasured to fair value each reporting period until settlement.

Agreements where multiple financial instruments are identified that would individually warrant separate accounting as a derivative instrument are bundled together as a single, compound embedded derivative that is bifurcated and accounted for separately from the host contract in accordance with ASC 815.

Revenue Recognition

The Company only has revenue from customers. The Company recognizes revenue when it satisfies performance obligations under the terms of its contracts, and the control of its products is transferred to its customers in an amount that reflects the consideration the Company expects to receive from its customers in exchange for those products.

This process involves identifying the customer contract, determining the performance obligations in the contract, determining the transaction price, allocating the transaction price to the distinct performance obligations in the contract, and recognizing revenue when the performance obligations have been satisfied. A performance obligation is considered distinct from other obligations in a contract when it (a) provides a benefit to the customer either on its own or together with other resources that are readily available to the customer, and (b) is separately identified in the contract. The Company considers a performance obligation satisfied once it has transferred control of a good or product to a customer, meaning the customer has the ability to direct the use and obtain the benefit of the product.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2026, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer/Chief Operating Officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Based on the foregoing, our Certifying Officers concluded that management of each of the recently acquired subsidiaries in connection with the Business Combination with EM&T has identified one or more material weaknesses in internal control over financial reporting. Specifically, (i) EM&T’s management identified material weaknesses resulting from not employing sufficient accounting resources with appropriate experience and technical expertise to effectively execute controls over certain accounting areas and a lack of review and segregation of duties for manual journal entries for cash and treasury management and purchase-to-pay processes; and (ii) management of each of the Korean Companies identified similar material weaknesses resulting from a lack of formalized internal control and inadequate segregation of duties in the processes over financial reporting, a lack of sufficient levels of human resources and technical accounting experience, a lack of documentation, policies and procedures and inadequate design and operation of control activities, such as information technology general controls. Management of EM&T concluded that the applicable material weakness or weaknesses are due to the fact that, prior to the consummation of the Business Combination, such subsidiaries were private companies with limited resources and did not have the necessary business processes and related internal controls, or the appropriate resources or level of experience and technical expertise, that would be required to oversee financial reporting processes or to address the accounting and financial reporting requirements.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the last fiscal quarter ended March 31, 2026, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On April 23, 2026, Jones Day filed a complaint against Evolution Metals LLC (“EM”), a Delaware limited liability company and a wholly owned subsidiary of the Company, in the Superior Court of Fulton County, State of Georgia, Civil Action No. 26CV005969. The complaint alleges claims for breach of contract, account stated, open account and attorneys’ fees arising from legal services allegedly provided by Jones Day to EM in connection with the Business Combination. Jones Day is seeking damages in the amount of approximately $3.9 million, plus prejudgment interest, attorneys’ fees, costs and expenses of collection, and such other relief as the court deems appropriate. The Company is currently evaluating the complaint and has not yet filed a formal response.  The Company intends to vigorously defend itself in this matter. At this time, the Company is unable to predict the ultimate outcome of the proceeding or reasonably estimate the amount of any potential loss, if any.

Other than the foregoing, we are not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of our executive officers, threatened against or affecting us, or our common stock, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to disclose material changes to the risk factors that were contained in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report”) which was filed with the Securities and Exchange Commission on February 20, 2026. You should carefully consider the risk factors we previously disclosed in the 2025 Annual Report. These risks could materially and adversely affect our business, financial condition, results of operations, and cash flows. However, these risks are not the only risks we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business, financial condition, results of operations, and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 7, 2026, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with YA II PN, LTD. (“Yorkville”), a fund managed by Yorkville Advisors Global, LP, pursuant to which the Company agreed to issue and sell to Yorkville convertible debentures in the aggregate principal amount of up to $100,000,000 (the “Convertible Debentures” and each a “Convertible Debenture”), which will be convertible into shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock,” and as converted, the “Conversion Shares”). The first Convertible Debenture (the “First Debenture”) in the principal amount of $20,000,000 was issued on May 7, 2026. The Company intends to use the proceeds from the Securities Purchase Agreement for general corporate purposes, including supporting the expansion of its operations and development initiatives.

The issuance of the Convertible Debentures and the Conversion Shares will be exempt from registration pursuant to Section 4(a)(2) of the Securities Act. Yorkville represented to the Company that it is an “accredited investor” as defined in Rule 501 of the Securities Act and that each of the Convertible Debentures and the Conversion Shares will be acquired for investment purposes and not with a view to, or for sale in connection with, any distribution thereof.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a) None.

(b) There have been no material changes to procedures by which security holders may recommend nominees to the Company’s Board of Directors since the Company last provided disclosure in response to the requirements of Item 407(c)(3) of Regulation S-K.

(c) None of our directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended March 31, 2026 (each as defined in Item 408 of Regulation S-K under the Exchange Act).

Item 6. Exhibits

Exhibit No.	Exhibit Description

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act.

32.1**	Certification Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Evolution Metals & Technologies Corp.

Date: May 22, 2026	By:	/s/ Suk Jin Moon
Suk Jin Moon
Chief Executive Officer
(Principal Executive Officer)

Date: May 22, 2026	By:	/s/ Christopher Clower
Christopher Clower
Chief Financial Officer and Chief Operating Officer
(Principal Financial and Accounting Officer)