Form 10-Q
period 2026-06-30
Evolution Metals & Technologies Corp.
filed 2026-08-17
CIK 1866226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 17, 2026, the registrant had 621,800,646 shares of common stock issued and outstanding.

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

iii

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

EVOLUTION METALS & TECHNOLOGIES CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

in thousands, except share data	June 30, 2026 (Unaudited)	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$5,254	$11,685
Accounts receivable, net	2,218	—
Non-trade accounts receivable, net	1,848	1,493
Non-trade accounts receivable - related parties	796	—
Inventories, net	1,499	—
Prepaid expenses and other current assets	3,084	48
Total current assets	14,699	13,226
Property, plant and equipment, net	7,333	—
Intangible assets, net	6,347	—
Deferred transaction costs	—	9,265
Goodwill	58,909	—
Other noncurrent assets	7,796	—
TOTAL ASSETS	$95,084	$22,491

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$10,141	$4,651
Accounts payable - related parties	78	—
Non-trade accounts payable	47,553	—
Non-trade accounts payable - related parties	461	—
Short term debt	2,625	—
Short term debt - related parties	1,659	484
Current portion of long-term debt	1,246	—
Convertible promissory notes	2,296	—
July investment agreement derivative	—	379,205
CPU Share Allocation Obligation	—	292,680
Accrued expenses and other current liabilities	27,408	339
Total current liabilities	93,467	677,359
Long term debt	2,309	—
Long term debt -related parties	16	—
Convertible debentures	17,395	—
Other noncurrent liabilities	749	—
Total Liabilities	113,936	677,359

Commitments and contingencies (Note 19)

Stockholders’ Deficit
Common stock $0.0001 par value, 1,500,000,000 shares authorized, 621,790,646 and 0 shares issued and outstanding as of June 30, 2026 and December 31, 2025	62	45 *
Additional paid-in capital	1,113,050	(2,374)
Convertible preferred units (Note 13 - Equity)	—	26,262
Accumulated deficit	(1,131,031)	(678,807)
Accumulated other comprehensive (loss) income	(942)	6
Total stockholders’ deficit	(18,862)	(654,868)
Noncontrolling interest	10	—
Total deficit	(18,852)	(654,868)
Total liabilities and stockholders’ deficit	$95,084	$22,491

*	Par value of common stock, additional paid-in capital and share data have been retroactively restated to give effect to reverse recapitalization that is discussed in Note 3

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVOLUTION METALS & TECHNOLOGIES CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
in thousands, except share data	2026	2025	2026	2025
Revenues	$1,636	$—	$3,515	$—
Cost of sales	(1,751)	—	(3,186)	—
Gross (loss) profit	(115)	—	329	—
Operating expense:
Selling, general and administrative	(12,072)	(2,900)	(28,171)	(5,702)
Operating loss	(12,187)	(2,900)	(27,842)	(5,702)
Other income (expense):
Interest (expense) income, net	(821)	525	(1,526)	1,019
Other (expense) income, net	(124)	—	1,171	250
Provision for credit losses	—	(5,059)	—	(5,529)
Change in fair value of financial instruments	1,671	(33,457)	(423,556)	(48,925)
Loss on foreign currency	(500)	—	(521)	—
Loss before income taxes	(11,961)	(40,891)	(452,274)	(58,887)
Income tax benefit	51	—	51	—
Net loss	$(11,910)	$(40,891)	$(452,223)	$(58,887)

Net loss per share attributable to common stockholders
Basic and diluted	$(0.02)	$(0.09)	$(0.73)	$(0.13)
Weighted average shares of common stock
Basic and diluted	621,762,506	454,712,290	617,779,981	454,712,290

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVOLUTION METALS & TECHNOLOGIES CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended June 30,		Six Months Ended June 30,
in thousands	2026	2025	2026	2025
Net loss	$(11,910)	$(40,891)	$(452,223)	$(58,887)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(191)	—	(1,241)	—
Actuarial loss on defined severance benefits, net of tax	(23)	—	(41)	—
Change in fair value of convertible debentures attributed to credit risk	334	—	334	—
Total other comprehensive income (loss)	120	—	(948)	—
Total comprehensive loss	$(11,790)	$(40,891)	$(453,171)	$(58,887)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVOLUTION METALS & TECHNOLOGIES CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

	Convertible Preferred Units		Member Units, Voting		Common Stock		Additional Paid-in	Subscription	Accumulated	Members’	Total Stockholders’ Equity
in thousands, except share data	Units	Amount	Units	Amount	Units	Amount	Capital	Receivable	Deficit	Deficit	(Deficit)
Balance, December 31, 2024 (as previously reported)	35,230,021	$9,587	1,000,000	$—	$—	$—	$306	$—	$(60,892)	$(50,999)	$—
Retroactive application of recapitalization	—	—	(1,000,000)	—	454,712,290	45	(45)	—	—	50,999	(50,999)
Balance, December 31, 2024	35,230,021	9,587	—	—	454,712,290	45	261	—	(60,892)	—	(50,999)
Issuance of convertible preferred units	7,050,000	2,750	—	—	—	—	—	(1,500)	—	—	1,250
Investor loan advances and deemed contributions	—	—	—	—	—	—	(853)	—	—	—	(853)
Net loss	—	—	—	—	—	—	—	—	(17,996)	$—	(17,996)
Balance, March 31, 2025	42,280,021	$12,337	—	$—	$454,712,290	$45	$(592)	$(1,500)	$(78,888)	$—	$(68,598)
Investor loan advances and deemed contributions	—	—	—	—	—	—	268	—	—	—	268
Subscription proceeds received	—	—	—	—	—	—	—	1,500	—	—	1,500
Net loss	—	—	—	—	—	—	—	—	(40,891)	—	(40,891)
Balance, June 30, 2025	42,280,021	$12,337	—	$—	$454,712,290	$45	$(324)	$—	$(119,779)	$—	$(107,721)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVOLUTION METALS & TECHNOLOGIES CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

	Convertible Preferred Units		Common Stock		Additional Paid-in	Equity- classified CPU Share	Accumulated	Accumulated Other Comprehensive	Total EMAT Stockholders’ Equity	Noncontrolling	Total Stockholders’ Equity
in thousands, except share data	Units	Amount	Units	Amount	Capital	Allocation	Deficit	Income	(Deficit)	Interest	(Deficit)
Balance, December 31, 2025	59,671,021	$26,262	454,712,290	$45	$(2,374)	$—	$(678,807)	$6	$(654,868)	$—	$(654,868)
Reverse recapitalization	—	—	4,876,199	—	(10,872)	—	—	—	(10,872)	—	(10,872)
Noncontrolling interests resulting from the Business Combination	(17,391,000)	(13,925)	—	—	—	—	—	—	(13,925)	13,925	—
Share issuance upon conversion of convertible preferred units	(42,280,021)	(12,337)	12,640,000	1	12,336	—	—	—	—	—	—
Share issuance upon settlement of the EM Share Obligations	—	—	118,046,178	13	885,334	—	—	—	885,347	—	885,347
Issuance of common stock for acquisitions	—	—	3,075,185	—	23,064	—	—	—	23,064	10	23,074
Investor loan advances and deemed contributions	—	—	—	—	1,111	—	—	—	1,111	—	1,111
Reclass of CPU Share Allocation Obligations to equity	—	—	—	—	—	186,766	—	—	186,766	—	186,766
Foreign currency translation adjustment	—	—	—	—	—	—	—	(1,050)	(1,050)	—	(1,050)
Actuarial (loss) gain on defined severance benefits, net of tax	—	—	—	—	—	—	—	(18)	(18)	—	(18)
Net loss	—	—	—	—	—	—	(440,314)	—	(440,314)	—	(440,314)
Balance, March 31, 2026	—	$—	593,349,852	$59	$908,599	$186,766	$(1,119,121)	$(1,062)	$(24,759)	$13,935	$(10,824)
Share issuance upon conversion of convertible preferred units held by noncontrolling interest	—	—	2,898,499	1	13,924	—	—	—	13,925	(13,925)	—
Share issuance upon settlement of the EM Share Obligations	—	—	24,902,106	2	186,763	(186,766)	—	—	(1)	—	(1)
Share issuance to advisors as consideration for services	—	—	640,189	—	3,445	—	—	—	3,445	—	3,445
Investor deemed contributions	—	—	—	—	318	—	—	—	318	—	318
Foreign currency translation adjustment	—	—	—	—	—	—	—	(191)	(191)	—	(191)
Actuarial (loss) gain on defined severance benefits, net of tax	—	—	—	—	—	—	—	(23)	(23)	—	(23)
Change in fair value of convertible debentures attributed to credit risk	—	—	—	—	—	—	—	334	334	—	334
Net loss	—	—	—	—	—	—	(11,910)	—	(11,910)	—	(11,910)
Balance, June 30, 2026	—	$—	621,790,646	$62	$1,113,050	$—	$(1,131,031)	$(942)	$(18,862)	$10	$(18,852)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVOLUTION METALS & TECHNOLOGIES CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
in thousands	2026	2025
Cash flows from operating activities
Net loss	$(452,223)	$(58,887)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in provision for losses on valuation of inventories	197	—
Depreciation and amortization	541	—
Interest expense	1,603	—
Pension benefits provision	120	—
Gain on settlement of preexisting relationship	(1,152)	—
Allowance for credit losses	—	5,529
Interest income	(77)	—
Gain on foreign exchange translation	(147)	—
Loss on foreign exchange translation	668	—
Change in fair value of CPU Share Allocation Obligations	190,487	(10,769)
Change in fair value of July investment agreement derivatives	234,739	59,289
Investor expenses incurred on behalf of Company	2,837	1,910
Day one loss on CPU Share Allocation Obligations	—	404
Change in fair value of convertible debentures	(1,671)	—
Share based compensation	1,947	—
Paid in kind – interest	—	(963)
Non-cash others	(8)	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Trade accounts receivable	(629)	—
Non-trade accounts receivable	(1,246)	—
Prepaid expenses and other assets	(104)	(75)
Inventories	(425)	—
Deferred transaction costs	9,265	—
Trade accounts payable	(1,628)	(856)
Non-trade accounts payable	2,007	—
Other liabilities	151	—
Accrued expenses and other current liabilities	(72)	(44)
Net cash used in operating activities	(14,818)	$(4,462)

Cash flows from investing activities
Purchases of property, plant and equipment	$(7,736)	$—
Payments for leasehold deposits	(24)	—
Decrease in leasehold deposits	9	—
Issuance of notes receivable	(650)	(761)
Payment for acquisition of business	(350)	—
Proceeds from notes receivable	7	200
Net cash acquired in Business Combination	1,379	—
Net cash used in investing activities	$(7,365)	$(561)

Cash flows from financing activities
Proceeds from short-term debt	$1,737	$—
Repayment of short-term debt	(1,404)	—
Repayment of current portion of long-term debt	(559)	—
Payment of lease liabilities	(38)	—
Cash assumed in reverse recapitalization	13	—
Constructive disbursements to related party	(1,408)	(2,495)
Payments for appraisal rights	(936)	—
Payment of short-term debt - Sponsor	(363)	—
Proceeds from issuance of convertible debentures	19,400	—
Payment of deferred transaction costs	—	(533)
Proceeds from issuance of convertible preferred units	—	7,050
Net cash provided by financing activities	$16,443	$4,022
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	(691)	—
Net decrease in cash, cash equivalents and restricted cash	(5,741)	(1,001)
Cash and cash equivalents, and restricted cash, as of beginning of period	11,685	2,615
Cash and cash equivalents, and restricted cash, as of end of period	$5,254	$1,614

Supplemental cash flow information:
Taxes paid	$—	$—
Interest paid	(168)	—

Supplemental disclosure of noncash investing and financing activities:
Acquisition of business, deferred consideration payable included in non-trade accounts payable	$47,863	$—
Acquisition of business, shares of common stock exchanged	23,064	—
Reverse recapitalization, net non-cash liabilities assumed and settlement of preexisting relationship	10,886	—
Reclassification of CPU Share Allocation Obligation from liability to equity	186,766	—
Issuance of common stock for settlement of July Investment Agreement Derivative liabilities	588,944	—
Issuance of common stock for settlement of CPU Share Allocation Obligations liabilities	296,402	—
Fair value of CPU Share Allocation Obligations issued in connection with issuance of certain convertible preferred units	—	4,704
Deferred transaction costs included within accounts payable and accrued expenses	—	3,462

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

Liquidity and Going Concern: Historically, the Company’s primary sources of liquidity have been cash flows from issuance of convertible preferred units. The Company reported a net loss of $(452.2) million for the six months ended June 30, 2026. As of June 30, 2026, the Company had an aggregate cash balance of $5.3 million and a net working capital deficit of $78.8 million. These are indicators of substantial doubt as to the Company’s ability to continue as a going concern for at least one year from issuance of these Unaudited condensed consolidated financial statements.

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

Gains and losses resulting from transactions denominated in a currency other than the functional currency of the entity are included in other (expense) income, net in the Unaudited condensed consolidated statements of operations using the average exchange rates in effect during the period.

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

Restricted cash consists of certain cash pledged as collateral for the use of the Company’s corporate credit card. Restricted cash with remaining restrictions of one year or less is classified as current on the balance sheets. The Company has presented restricted cash in cash and cash equivalents in the Condensed consolidated balance sheets. As of June 30, 2026 and December 31, 2025, restricted cash included in cash and cash equivalents was de minimis.

Concentration of Credit Risk: Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts held with financial institutions, including U.S. and Korean financial institutions, and notes receivable. Cash accounts held with U.S. financial institutions may at times exceed the Federal Depository Insurance Corporation limit. Cash accounts held by the Company’s Korean subsidiaries may at times exceed the applicable deposit protection limits under Korean banking regulations. Effective September 1, 2025, the maximum deposit protection coverage in Korea was increased from KRW 50 million to KRW 100 million per depositor per covered financial institution. The amount over these insured limits as of June 30, 2026 and December 31, 2025 was $5.0 million and $11.4 million respectively. As of June 30, 2026 and December 31, 2025, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant credit risk with respect to such accounts, based on the credit quality of the financial institutions at which the deposits are held.

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

For the six months ended June 30, 2026, the customers accounting for 10% or more of total revenue are Customer A and Customer B, with revenues of $1.5 million (or 42% of total net revenue) and $0.7 million (or 19% of total net revenue), respectively.

As of June 30, 2026, the customers accounting for 10% or more of accounts receivable, net are Customer A and Customer B, with accounts receivables of $0.5 million (or 22% of total accounts receivable, net), and $1.0 million (or 47% of total accounts receivable, net), respectively.

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

Non-trade Accounts Receivable, net: Non-trade accounts receivable, net consists of secured and unsecured promissory notes with no conversion features and toll processing receivables and was accounted for as receivables in the scope of ASC 310, “Receivables” (“ASC 310”), which was initially recorded at present value and subsequently re-measured at amortized cost or, in the case of toll processing receivables, at the amount expected to be collected for toll processing services provided (see Note 5 - Non-trade Accounts Receivable and Payable). Non-trade accounts receivable, net is reported net of an allowance for credit losses of $9 million on the accompanying Condensed consolidated balance sheets.

Convertible Promissory Notes: Convertible promissory notes consist of convertible promissory notes that were issued by WTMA and were acquired by the Company as part of the Business Combination. The convertible promissory notes bear no interest and were to be repaid upon consummation of a Business Combination or, at the lender’s discretion, convertible into private units of the post-Business Combination entity at a price of $10.00 per unit. As of June 30, 2026, the outstanding balance of $2.3 million is in maturity default.

EVOLUTION METALS & TECHNOLOGIES CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Convertible Debentures: In accordance with ASC 825, “Financial Instruments” (“ASC 825”), the Company has elected the fair value option for recognition of its convertible debentures. The fair value option may be applied instrument by instrument, but it is irrevocable. Under the fair value option, the convertible debentures are recognized at fair value at each reporting date. The portion of the change in fair value attributable to changes in the Company’s own credit risk is recognized in the condensed consolidated statement of comprehensive loss, with the remaining change in fair value recognized in other income (expense) in the condensed consolidated statement of operations.

In connection with the issuance of the Convertible Debentures, the Company incurred $0.8 million of direct costs and fees. As a result of applying the fair value option, such costs and fees were recognized in general and administrative expense as incurred and were not deferred. With respect to the portion of the change in fair value recognized in other income (expense) in the condensed consolidated statement of operations, the Company elected not to separately present interest expense associated with the Convertible Debentures as a distinct line item. Accordingly, stated coupon interest is included within the change in fair value of the Convertible Debentures recognized in other income (expense). Refer to Note 9 - Debt, and Note 11- Fair Value Measurements, for further details.

Provision for Credit Losses: The Company recognizes a provision for credit losses on convertible notes receivable, notes receivable, and notes receivable — related party (collectively, the “Outstanding Receivables”) in an amount equal to the estimated probable losses net of recoveries. The Company currently monitors financial conditions of the companies it has Outstanding Receivables owed from on a continuing basis. After considering current economic conditions and financial stability of its Outstanding Receivables counterparties, a provision for credit losses is maintained in the consolidated balance sheets at a level which management believes is sufficient to cover all probable future credit losses as of the balance sheet date based on specific reserves and an expectation of future economic conditions that might impact collectability.

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

The Company classifies loans as non-accrual and recognizes income only to the extent cash is received when there is reasonable doubt about collectability of principal and interest. Management used judgment in reaching this determination for all Outstanding Receivables. When a loan is placed on non-accrual status, all previously accrued but uncollected interest is reversed or charged off as a provision for credit losses and the accrual of interest income is discontinued. If a payment is received when a loan is non-accrual, the payment is applied to the principal balance. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. As of June 30, 2026 and December 31, 2025, the convertible notes receivable were classified as non-accrual and were fully reserved.

Outstanding Receivables and trade accounts receivable are carried at amortized cost, net of provision for credit losses. Amortized cost approximated book value as of June 30, 2026 and December 31, 2025. After all reasonable attempts to collect a receivable have failed, the amount of the receivable is written off against the allowance.

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

Impairment of Long-Lived Assets: The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that an asset group’s carrying amount may not be recoverable. The Company conducts its long-lived asset impairment analysis in accordance with ASC 360-10, “Impairment or Disposal of Long-Lived Assets” (“ASC 360-10”), which requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset group is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value. The Company did not record impairment losses during the periods presented in these unaudited condensed financial statements.

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

Deferred Transaction Costs: Commissions, legal fees and other costs that are direct and incremental costs directly related to the reverse capitalization transaction. The costs were capitalized as deferred transaction costs until the consummation of the transaction on January 5, 2026. The costs were expensed upon the closing of the transaction. As of June 30, 2026 and December 31, 2025, deferred transaction costs totaling $0 million and $9.3 million, respectively, were recorded on the accompanying Condensed consolidated balance sheets related to the reverse capitalization (see Note 4 - Acquisitions).

Share-Based Compensation: The Company accounts for share-based payment awards issued in exchange for goods or services in accordance with ASC 718, “Compensation—Stock Compensation.” Equity-classified share-based payment awards are measured at fair value on the grant date, with the related compensation cost recognized over the period in which the related goods are obtained or services are received. For fully vested, nonforfeitable awards granted for services to be provided in future periods, the Company initially records the fair value of the award as a prepaid asset and recognizes compensation expense as the related services are received.

For awards subject to service or performance conditions, compensation cost is recognized over the requisite service period when the applicable conditions are satisfied or, for performance conditions, when achievement is considered probable. The Company accounts for forfeitures as they occur. Modifications of share-based payment awards are evaluated under ASC 718 at the modification date, and incremental compensation cost, if any, is recognized based on the terms and circumstances of the modification.

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

Diluted net loss per share is computed similar to basic net loss per share except that the denominator is increased to include the potential dilutive effect of common stock equivalents on the average number of common shares outstanding during the period. As of June 30, 2026, the Convertible Debentures are evaluated for diluted net loss per share under the if-converted method. Because the Company reported a net loss for the three and six months ended June 30, 2026, the potential common shares issuable upon conversion of the Convertible Debentures were excluded from diluted net loss per share, as their inclusion would have been anti-dilutive. Accordingly, basic and diluted net loss per share are equivalent for the periods presented. As of December 31, 2025, there were no potentially dilutive securities issued and outstanding.

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

Inventories, net: Inventories are stated at the lower of cost and net realizable value. The cost of inventories is determined by the weighted average method (for raw materials, finished goods and merchandise) and the specific identification method (for inventory in transit and work in process goods). The Company assesses the valuation of inventory and periodically writes down the value for estimated excess and obsolete inventory based upon assumptions about future demand and market conditions.

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

The Company’s primary source of revenue is product and merchandise sales of magnets. Revenue from product and merchandise sales is recognized when control of the goods is transferred to the customer, which is typically at the point of delivery, at which time the significant risks and rewards of ownership also pass to the customer. Contracts with customers generally state the terms of the sale, including the quantity and price of each product purchased. Payment terms and conditions may vary by contract. Such contracts do not include a significant financing component. In addition, contracts typically do not contain variable consideration as the contracts include stated prices, as such, no such provision — e.g. rebates or discounts — is provided. The Company provides assurance type warranties on all of its products, which are not separate performance obligations and are outside the scope of Topic 606. There was no loss contingencies related to warranties recorded as of June 30, 2026 and December 31, 2025.

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

Equipment Deposits and Advance Payments for Capital Equipment: Advance payments made to vendors for capital equipment that has not yet been received are recorded as equipment deposits or advance payments and are classified within other noncurrent assets in the Condensed consolidated balance sheets. Such amounts are not depreciated while classified as equipment deposits or advance payments. Upon receipt of the equipment, the related amounts are reclassified to construction in progress if the equipment requires further installation, assembly, testing, certification, or commissioning before it is ready for its intended use, or to property, plant and equipment if the equipment is ready for its intended use. Depreciation begins when the equipment is substantially complete and ready for its intended use.

Cash payments for capital equipment not yet received are classified as investing activities within purchases of property, plant and equipment in the unaudited Condensed consolidated statements of cash flows. As of June 30, 2026, the Company had made $7.3 million of such payments, which were recorded as equipment deposits within other noncurrent assets and will be reclassified to construction in progress or property, plant and equipment, as appropriate, upon receipt of the related equipment.

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

Goodwill: Goodwill represents the excess of purchase consideration transferred over the estimated fair value of net assets acquired in a business combination. Goodwill is not amortized but is tested for impairment at least annually on October 1st of each year, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. The Company may first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or elects not to perform the qualitative assessment, the Company performs a quantitative impairment test. Under the quantitative impairment test, goodwill impairment is recognized to the extent that the carrying amount of the reporting unit exceeds its fair value, limited to the amount of goodwill allocated to that reporting unit.

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

Government Grants: The Company receives grants from local government agencies and public institutions in relation to asset acquisition and research activity that are necessary for the Company’s business activities. Government grants are either deducted from the carrying amount of the related assets or recognized as income when there is reasonable assurance that the Company will comply with the relevant conditions and that the grant will be received. Government grants related to assets are presented in the Condensed consolidated balance sheets by deducting the grant from the carrying amount of the asset. If it is not related to the acquisition of an asset, it can be treated as a grant related to income. Government grants related to income are presented within other (expense) income, net in the Unaudited condensed consolidated statements of operations.

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

The obligations are measured quarterly, or more frequently if there is a remeasurement event, based on our measurement date utilizing various actuarial assumptions and methodologies. The Company uses certain assumptions including, but not limited to, the discount rates, salary growth rates, and certain employee-related factors, such as turnover, retirement age and mortality. The Company uses the discount rate based on observations of relevant corporate bonds in the market. As of June 30, 2026, the Company had pension obligations of $1.6 million, consisting of current obligations of $0.9 million recorded in Accrued expenses and other current liabilities and noncurrent obligations of $0.7 million recorded in Other noncurrent liabilities. The Company did not have any pension obligations as of December 31, 2025.

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

ASU 2025-03, “Business Combination and Consolidation: Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity” (“ASU 2025-03”) provides clarifying guidance on determining the accounting acquirer in certain transactions involving VIEs. The update aims to improve consistency and comparability in financial reporting, especially when companies merge with a special-purpose acquisition company (“SPAC”). ASU 2025-03 requires entities to apply the same factors used for determining the accounting acquirer in other acquisition transactions. Essentially, it aims to make financial reporting more comparable and decision-useful for investors by ensuring that the accounting acquirer is appropriately identified in acquisitions of VIEs, particularly in SPAC transactions. ASU 2025-03 is effective for fiscal years beginning after December 15, 2026, including interim periods within those annual periods, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its unaudited condensed consolidated financial statements and disclosures.

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

ASU 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements” (“ASU 2025-11”) clarifies the scope and applicability of interim reporting guidance and reorganize the disclosure requirements applicable to interim financial statements. The update provides a comprehensive list of interim disclosures required under US GAAP and establishes a principle requiring entities to disclose events and changes since the end of the last annual reporting period that have a material impact on the entity. The amendments do not change the underlying recognition or measurement requirements under US GAAP. ASU 2025-11 is effective for public business entities for annual reporting periods beginning after December 15, 2027, including interim periods within those annual periods, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its unaudited condensed consolidated financial statements and disclosures.

Except as mentioned above, the Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s Condensed consolidated balance sheets, Unaudited consolidated statements of operations and comprehensive loss and consolidated statements of cash flows.

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

(b) In total, 588,473,653 shares of New EM common stock were issued to EM LLC unit holders and the assenting shareholders of the Korean Companies in connection with the Business Combination, consisting of (i) 475,962,290 shares issued in exchange for EM LLC common units, (ii) 109,436,178 shares issued in exchange for EM LLC convertible preferred units, and (iii) 3,075,185 shares issued to the assenting shareholders of the Korean Companies. The remaining 17,391,000 of EM LLC convertible preferred units converted into 2,898,499 New EM common shares ninety days after the Closing Date.

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

EVOLUTION METALS & TECHNOLOGIES CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the net liabilities acquired in the Merger, reconciling the activity located in the Unaudited condensed consolidated statements of changes in equity and Unaudited condensed consolidated statements of cash flows.

in thousands	January 5, 2026
Cash, net of redemptions	$13
Prepaid expenses and other current assets	141
Accounts payable	(4,138)
Short term debt - related parties	(549)
Convertible promissory notes	(2,296)
Accrued expenses and other current liabilities	(187)
Net liabilities assumed	(7,016)
Settlement of preexisting relationship	(3,856)
Reverse recapitalization - net the merger	(10,872)
Less: cash proceeds	(13)
Non-cash financing - reverse recapitalization	(10,886)

In connection with the Business Combination, the Company effectively settled a preexisting relationship with WTMA through its prior note receivable. As of December 31, 2025, $1.2 million was included in non-trade accounts receivable, net related to loans made to WTMA. As of the Closing Date, the loan receivable amount was $2.7 million. In connection with the settlement of the preexisting relationship, the Company recognized a gain of $1.2 million included in other (expense) income, net, due to the difference between the Company’s carrying value of the notes and the settlement amount recorded by WTMA.

Total transaction costs of $9.4 million were incurred in relation to the Merger through the Closing Date. Due to the fact that no meaningful cash proceeds were obtained through the Merger, the full amount of previously deferred transaction costs was recognized as expense within selling, general and administrative for the six months ended June 30, 2026.

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

in thousands	Handa	KMMI	NSW	KCM	Total
Cash and cash equivalents	$457	$125	$701	$95	$1,378
Non-trade accounts receivable, net	18	70	930	17	1,035
Non-trade accounts receivable - related parties	—	—	—	—	—
Accounts receivable, net	70	—	1,527	—	1,597
Accounts receivable - related parties	—	—	—	—	—
Inventories, net	12	—	918	437	1,367
Prepaid expenses and other current assets	4	17	110	—	131
Property, plant and equipment, net	661	1,654	3,152	2,698	8,165
Intangible assets, net	4,540	290	1,470	450	6,750
Other noncurrent assets	43	221	51	6	321
Total assets acquired	5,805	2,377	8,859	3,703	20,744

Accounts payable	(54)	(79)	(1,273)	(168)	(1,574)
Accounts payable - related parties	—	—	(869)	—	(869)
Short term debt	—	(1,121)	(367)	(303)	(1,791)
Short term debt - related parties	—	—	(2,165)	(573)	(2,738)
Current portion of long-term debt	(7)	(16)	(137)	(398)	(558)
Accrued expenses and other current liabilities	(67)	(80)	(1,025)	(153)	(1,325)
Long term debt	(338)	(525)	(280)	(1,920)	(3,063)
Other noncurrent liabilities	(153)	(135)	(369)	(127)	(784)
Total liabilities assumed	(619)	(1,956)	(6,485)	(3,642)	(12,702)

Net assets acquired	5,186	421	2,374	61	8,042
Goodwill	1,648	39,605	9,632	12,360	63,245
Noncontrolling interest	(10)	—	—	—	(10)
Total purchase price	$6,824	$40,026	$12,006	$12,421	$71,277

Finite-lived intangible assets that are being amortized using the straight-line method over their estimated useful lives as of January 5, 2026 consist of the following:

in thousands	Handa	KMMI	NSW	KCM	Total	Weighted Average Useful Life (Years)
Developed technology	$4,790	$—	$970	$450	$6,210	14.7
Existing customer relationships	—	290	500	—	790	12.8
Total intangible assets	$4,790	$290	$1,470	$450	$7,000	14.5

During the three months ended June 30, 2026, the Company recorded a measurement period adjustment to its preliminary purchase price allocation related to additional information obtained regarding the fair value of acquired patent assets as of the acquisition date. As a result, acquired intangible assets increased by $0.3 million, with a corresponding decrease to goodwill.

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

●	Inventory was valued using methodologies that considered estimated selling prices, costs to complete, costs to dispose, holding costs and a reasonable profit allowance, as applicable.

●	Property, plant and equipment were valued using cost or market approaches, as appropriate.

●	Identifiable intangible assets consisted primarily of developed technology and customer relationships and represent Level 3 fair value measurements.

○	Developed technology was valued using either a cost approach or an income-based methodology, depending on the nature and stage of development of the underlying technology.

○	Customer relationships were valued using an income approach, specifically the with-and-without method, which estimates value based on the incremental cash flows attributable to existing customer relationships.

Acquisition-related costs

During the three months ended June 30, 2026, and 2025, the Company incurred $0.0 million and $1.1 million, respectively, in acquisition-related costs for the Operating Companies. These are recorded in selling, general and administrative. During the six months ended June 30, 2026 and 2025 these costs were $0.0 million and $1.9 million, respectively.

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

	Three Months Ended June 30, (Unaudited)		Six Months Ended June 30, (Unaudited)
in thousands	2026	2025	2026	2025
Pro Forma Revenue(1)	$1,636	$1,754	$3,515	$3,346
Pro Forma Net Loss	(11,910)	(40,176)	(452,223)	(60,502)

(1)	Since the acquisition of the Operating Companies on January 5, 2026, the unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2026 include revenue of $1.7 million and net loss of $3.1 million and revenue of $3.5 million and net loss of $4.8 million, respectively.

These pro forma combined historical results were adjusted for: an increase in interest expense for liabilities incurred by the Company for deferred payments to dissenting shareholders, increased depreciation and amortization expense due to the fair value of fixed assets and intangible assets, and the reclassification of transaction expenses to the beginning of the respective pro forma period.

EVOLUTION METALS & TECHNOLOGIES CORP.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Non-trade Accounts Receivable and Payable

Non-trade accounts receivable, net consisted of the following as of June 30, 2026 and December 31, 2025:

in thousands	June 30, 2026	December 31, 2025
Short term loan receivable	$9,617	$11,653
Short term loan receivable - related parties	361	—
Toll processing	870	—
Other receivables	361	—
Other receivables - related parties	436	—
Non-trade accounts receivable, gross	11,644	$11,653
Less: Provision for credit losses	(9,000)	$(10,160)
Non-trade accounts receivable, net of provision for credit losses	$2,644	$1,493

The change in short-term loan receivable was primarily due to the effective extinguishment of receivables in connection with the Business Combination.

The remaining amount of gross short-term loan receivable primarily relates to a fully reserved, $9.0 million note with a former acquisition target, Critical Mineral Recovery, Inc. (“CMR”). In September 2024, the Company entered into a Transactional Advance Agreement (“CMR Advance Agreement”) with CMR. Under the CMR Advance Agreement, the Company agreed to advance funds to CMR in connection with the contemplated acquisition. As of December 31, 2025, $9.0 million was outstanding under the CMR Advance Agreement. In light of the termination of the contemplated acquisition, effective in July 2025, the Company determined a full allowance for credit losses was necessary for the funds advanced under the CMR Advance Agreement, and this allowance remains in place as of June 30, 2026.

Non-trade Accounts Payable

Non-trade accounts payable consisted of the following as of June 30, 2026:

in thousands	June 30, 2026
Dissenting shareholder appraisal right liabilities	$45,135
Toll processing	1,746
Other payables	672
Other payables - related party	461
Non-trade accounts payable	$48,014

There were no non-trade accounts payable as of December 31, 2025, prior to the Business Combination.

During the three and six months ended June 30, 2026, the Company recognized $0.7 million and $1.3 million for interest expense for the purchase consideration payable related to the dissenting shareholder appraisal right liabilities, recorded in interest (expense) income, net, respectively. During the same periods, the Company repaid $0.9 million and $1.3 million, respectively, of the dissenting shareholder appraisal right liabilities.

EVOLUTION METALS & TECHNOLOGIES CORP.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Inventories

As of June 30, 2026, inventories, net consisted of the following:

in thousands	June 30, 2026
Raw materials	$118
Indirect materials	60
Inventory in transit	50
Work in process	758
Finished goods	447
Merchandise	186
Inventory reserve	(120)
Total inventory, net of provision	$1,499

There were no inventories, net as of December 31, 2025, prior to the Business Combination.

Note 7 - Property, Plant and Equipment, Net

Details of property, plant and equipment, net as of June 30, 2026, consisted of the following:

in thousands	Useful Lives	June 30, 2026
Land	n/a	$2,889
Buildings, structures and related equipment	20 to 40	2,152
Machinery and equipment	5 to 11	1,580
Vehicles	5 to 7	234
Furniture and fixtures	5 to 11	279
Construction in progress	n/a	148
Tools and office equipment	5 to 11	300
Property, plant, and equipment, gross		7,582
Less: accumulated depreciation		(249)
Property, plant, and equipment, net		$7,333

Total depreciation for the three and six months ended June 30, 2026 was $0.2 million and $0.3 million, respectively. There was no property, plant and equipment, net at December 31, 2025, prior to the Business Combination.

As of June 30, 2026, the details of property, plant and equipment, net pledged as collateral is as follows:

in thousands	Net Carrying Value	Pledged Amount	Creditor
Land, buildings, machinery and equipment	$3,030	$3,974	Industrial Bank of Korea
Land and buildings	1,168	224	Hana Bank

EVOLUTION METALS & TECHNOLOGIES CORP.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Goodwill and Intangible Assets

The changes in the carrying value of goodwill were as follows:

in thousands	Total
Balance as of December 31, 2025	$—
Acquisitions	63,245
Measurement period adjustment	—
Foreign currency translation	(3,184)
Balance as of March 31, 2026	$60,061
Acquisitions	—
Measurement period adjustment	250
Foreign currency translation	(1,401)
Balance as of June 30, 2026	$58,909

There was no accumulated goodwill impairment as of June 30, 2026.

Identifiable intangible assets as of June 30, 2026 consisted of the following:

	Weighted Average
in thousands	Amortization Period	June 30, 2026
Cost:
Developed technology	15 years	$5,810
Customer relationships	13 years	739
Software	5 years	23
Total intangible assets		6,572
Accumulated amortization:
Developed technology		(187)
Customer relationships		(30)
Software		(8)
Total accumulated amortization		(225)
Total intangible assets, net		$6,347

Total amortization for the three and six months ended June 30, 2026, was $0.1 million and $0.2 million, respectively. The estimated future amortization expense for the remainder of the current fiscal year is $0.4 million. Over the next five years, the Company expects to recognize annual amortization of $0.5 million in each year.

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

In connection with the Business Combination, the Company assumed the obligations under the Convertible Promissory Notes. The Convertible Promissory Notes were not converted in connection with the Business Combination and remain outstanding as of June 30, 2026. No principal or interest payments have been made under the Convertible Promissory Notes. Because the Convertible Promissory Notes became due upon consummation of the Business Combination and the outstanding principal amounts were not repaid at that time, the Convertible Promissory Notes were in payment default as of June 30, 2026.

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

No principal or interest payments have been made under the Convertible Promissory Notes. As of June 30, 2026, $2.3 million was outstanding under the Convertible Promissory Notes and were reported as convertible promissory notes in the accompanying condensed consolidated balance sheets. There were no Convertible Promissory Notes outstanding as of December 31, 2025.

Convertible Debentures

On May 7, 2026, the Company entered into a Securities Purchase Agreement with YA II PN, Ltd. (“Yorkville”), a fund managed by Yorkville Advisors Global, LP, pursuant to which the Company agreed to issue and sell to Yorkville convertible debentures in an aggregate principal amount of up to $100.0 million (the “Convertible Debentures”). The convertible debentures are convertible into shares of the Company’s common stock, par value $0.0001 per share. The Company issued the first convertible debenture in the principal amount of $20.0 million on May 7, 2026. A second convertible debenture in the principal amount of $5,775,000 was issued upon effectiveness of a resale registration statement on Form S-1 on July 10, 2026, and up to an additional $74.2 million in convertible debentures may be purchased in subsequent tranches from time to time upon the mutual agreement of the Company and Yorkville. Each convertible debenture will have a purchase price equal to 97% of its principal amount.

The convertible debentures are convertible at a conversion price equal to the lower of $12.09 per share or 95% of the lowest daily volume-weighted average price of the Company’s common stock during the five consecutive trading days immediately preceding the conversion date, which variable price shall not be lower than a floor price of $1.86 per share, subject to certain limitations, including Nasdaq exchange cap limitations and a 4.99% beneficial ownership limitation. The first convertible debenture bears interest at an annual rate of 5.0%, which increases to 18.0% upon the occurrence and continuation of an event of default, and matures on November 7, 2027, subject to extension at Yorkville’s option.

The Company will not be required to make monthly cash payments under the convertible debentures unless an amortization event occurs, as defined in the debenture agreement, which is generally tied to the Company’s stock price, exchange cap availability, or its ability to maintain an effective resale registration statement. Upon an amortization event, the Company will be required to make monthly cash payments equal to one-fifth of the original principal amount, or the outstanding principal amount if lower, plus a 5% payment premium and all accrued and unpaid interest. The Company also has the option, but not the obligation, to redeem the convertible debentures early in cash, subject to certain conditions, including a 10-trading-day notice period during which Yorkville may elect to convert in lieu of redemption. Upon an event of default, amounts outstanding under the convertible debentures may become immediately due and payable, in some cases automatically and in others at Yorkville’s election.

EVOLUTION METALS & TECHNOLOGIES CORP.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Securities Purchase Agreement includes customary registration rights, investor protections, and provisions governing trading activity, including limitations on short selling, as well as restrictions on the Company’s ability to incur additional indebtedness or liens without Yorkville’s consent, subject to customary exceptions. In connection with the Securities Purchase Agreement, certain of the Company’s subsidiaries entered into a Global Guaranty Agreement in favor of Yorkville, pursuant to which such subsidiaries jointly and severally, fully and unconditionally guarantee the Company’s obligations under the Securities Purchase Agreement and the Convertible Debentures. The Company intends to use the proceeds from the facility for general corporate purposes, including supporting the expansion of its operations and development initiatives.

The Company elected the fair value option to account for the Convertible Debentures. See Note 2 - Summary of Significant Accounting Policies, for the Company’s accounting policy for instruments for which the fair value option has been elected, and Note 11 - Fair Value Measurements, for the fair value of the Convertible Debentures and related disclosures.

The fair value of outstanding convertible debentures was $17.4 million as of June 30, 2026 and are reflected as Convertible debentures on the unaudited Condensed Consolidated Balance Sheets. As of June 30, 2026, accrued coupon interest on the Convertible Debentures was $147,945. Because the Company elected the fair value option for the Convertible Debentures, the accrued coupon interest is incorporated into the fair value measurement of the Convertible Debentures and is not presented separately as accrued interest on the unaudited Condensed Consolidated Balance Sheets or as interest expense in the unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss. There were no convertible debentures outstanding as of December 31, 2025.

Short Term Debt

Details of carrying amounts of short-term debt as of June 30, 2026 are as follows (in thousands):

Related Party

Maturity	Interest Rate	Borrowing Limit	June 30, 2026	December 31, 2025
July 2026	4.60%	$32	$32	$—
August 2026	4.60%	262	262	484
September 2026	4.60%	184	164	—
November 2026	4.60% - 6.00%	169	130	—
December 2026	4.60% - 6.00%	221	221	—
May 2027	6.00%	292	292	—
June 2026	4.60% - 6.00%	190	190	—
No fixed maturity	0.00% - 4.60%	411	368	—
Total			$1,659	$484

EVOLUTION METALS & TECHNOLOGIES CORP.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Others

		in thousands
Maturity	Interest Rate	Borrowing Limit	June 30, 2026(1)	December 31, 2025
July 2026	4.60%	39	39	—
August 2026	4.52% - 6.09%	843	844	—
October 2026	9.50%	227	230	—
November 2026	5.44% - 6.92%	339	344	—
March 2027	6.22%	175	175	—
April 2027	5.26%	130	130	—
May 2027	4.89% - 6.46%	431	418	—
June 2027	5.21%	259	259	—
Overdue maturities	—%	186	186	—
Total			$2,625	$—

(1)	The amounts in the above table reflects the fair value as a result of the purchase price allocation valuation at closing of the acquisition of the Korean Companies.

In May and June 2026, NS World extended four existing IBK loan facilities totaling KRW 1.4 billion. Three facilities totaling KRW 644 million were extended on May 22, 2026 and one facility totaling KRW 400 million was extended on June 5, 2026, with maturities extended through May and June 2027, respectively.

Long Term Debt

Details of carrying amounts of long-term debt as of June 30, 2026 are as follows:

			in thousands
Description	Maturity	Interest Rate	Borrowing Limit	June 30, 2026
Operating Funds Loan	October 2026 - February 2028	2.87% - 12.00%	$389	$209
Individual Cash Loan	January 2027	1.00%	$550	$549
Working Capital Loans	February 2027 - May 2029	1.43% - 4.52%	$636	$421
Facility Loans	May 2027 - April 2033	1.50% - 9.50%	$2,630	$2,376
Long-Term Related Party	September 2028	—%	$16	$16
Total Long Term Debt				3,571
Less: current portion of long-term debt				$(1,247)
Long-term debt, net of current portion				$2,325

The Company did not have long-term debt as of December 31, 2025.

Future principal payments for long-term debt as of June 30, 2026 are as follows:

in thousands	Long Term Debt
Less than 1 year	$1,269
Between 1 - 2 years	814
Between 2 - 5 years	1,221
Over 5 years	254
Plus imputed interest	15
Total Long Term Debt	$3,572

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

As of the Closing Date, the uncertainty was removed regarding the variable number of common shares to be issued and the $25.0 million cash obligation. Therefore, the Company concluded that the July Investment Agreement Derivative should no longer be accounted for as a derivative. As of June 30, 2026, the amount recognized for the July Investment Agreement Derivative was $0 in the Condensed consolidated balance sheets; however, the $25.0 million cash obligation was recorded to accrued expenses and other current liabilities. Refer to Note 11 - Fair Value Measurements for further information regarding the rollforward of activity recognized in the period.

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

As of the Closing Date, the uncertainty was removed regarding the variable number of common shares to be issued. Therefore, the Company concluded that the CPU Share Allocation Obligations should no longer be accounted for as a derivative and was reclassified to equity. As of June 30, 2026, the amount recognized for the CPU Share Allocation Obligations was $0.00 in the Condensed consolidated balance sheets. Refer to Note 11 - Fair Value Measurements for further information regarding the rollforward of activity recognized in the period.

Note 11 - Fair Value Measurements

The following table presents assets and liabilities measured at fair value by classification within the fair value hierarchy:

	June 30, 2026
in thousands	Level I	Level II	Level III
Assets:
Money Market Funds	$1,675	$—	$—
Liabilities:
Convertible Debentures	$—	$—	$17,395

EVOLUTION METALS & TECHNOLOGIES CORP.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2025
in thousands	Level I	Level II	Level III
Assets:
Money Market Funds	$11,671	$—	$—
Liabilities:
July Investment Agreement Derivative	$—	$—	$379,205
CPU Share Allocation Obligation	$—	$—	$292,680

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

Transfers to and from Level I, II and III are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. During the six months ended June 30, 2026, certain amounts from the July Investment Agreement Derivative and the CPU Share Allocation Obligation were reclassified out of Level III on the Closing Date. There were no transfers into or out of Level III during the three months ended June 30, 2026. No transfers into or out of Level III occurred with respect to the Convertible Debentures during the three and six months ended June 30, 2026.

Reconciliation of Fair Value Measurements Categorized within Level III

The following table provides a reconciliation of the beginning and ending balance associated with the liabilities measured at Level III fair value using significant unobservable inputs for the six months ended June 30, 2026:

Derivative Liabilities

in thousands	July Investment Agreement Derivative	CPU Share Allocation Obligation
Balance, December 31, 2025	$379,205	$292,680
Change in fair value	234,739	190,488
Settlements (equity-based)	(588,944)	(296,403)
Reclassification out of Level III	(25,000)	(186,766)
Balance, June 30, 2026	$—	$—

In settlement of certain obligations to issue shares under the July Investment Agreement and the CPU Share Allocation Obligation, during the six months ended June 30, 2026, the Company issued 78,525,847 common shares and 39,520,335 common shares, respectively. The settlements were valued using the Company’s closing share price as of the Closing Date.

Additionally, during the six months ended June 30, 2026, $25.0 million of the July Investment Agreement Derivative payable to the Anchor Investor was reclassified out of Level III as a result of the completion of the Business Combination, removing the uncertainty related to the liability. As of June 30, 2026, $25.0 million is included in accrued expenses and other current liabilities.

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

No further settlement or reclassification activity occurred with respect to the Derivative Liabilities during the three months ended June 30, 2026.

Convertible Debentures

in thousands	Convertible Debentures
Balance, December 31, 2025	$—
Issuance	19,400
Change in fair value	(1,671)
Change in fair value - credit risk	(334)
Balance, June 30, 2026	$17,395

The Convertible Debentures were not outstanding as of December 31, 2025. On May 7, 2026, the Company issued a Convertible Debenture with an aggregate principal amount of $20.0 million, for which the Company elected the fair value option. The Company elected the fair value option because management believes measuring the Convertible Debenture in its entirety at fair value provides a more relevant representation of the economic characteristics of the instrument, including its variable conversion feature and other market-sensitive terms, while simplifying the accounting for the instrument as a whole. The Company received net proceeds of $19.4 million, reflecting a purchase price equal to 97% of the principal amount pursuant to the terms of the Securities Purchase Agreement.

As of June 30, 2026, the fair value of the outstanding Convertible Debentures was $17.4 million, compared to an aggregate unpaid principal balance of $20.0 million. Since issuance, the fair value of the Convertible Debentures decreased by approximately $2.0 million, of which $1.7 million was attributable to changes in the Company’s stock price and other Monte Carlo simulation inputs and was recognized in the condensed consolidated statements of operations, and $0.3 million was attributable to changes in the instrument-specific credit risk of the Company and was recognized in other comprehensive income.

In connection with the issuance of the Convertible Debentures, the Company incurred $0.8 million of direct transaction costs and fees. Because the Company elected the fair value option for the Convertible Debentures, such transaction costs and fees were recognized in selling, general and administrative expense as incurred and were not deferred or amortized over the term of the Convertible Debentures due to the fair value option election by the Company.

As of June 30, 2026, accrued coupon interest was $0.1 million. Such accrued interest is incorporated into the fair value of the Convertible Debentures and is not presented as a separate liability on the condensed consolidated balance sheet.

No conversions, redemptions, or repayments of the Convertible Debentures occurred during the six months ended June 30, 2026.

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

Convertible Debentures

The Company estimates the fair value of the Convertible Debentures using a Monte Carlo simulation model, which incorporates the contractual terms of the instrument, including the conversion price, floor price, payment premium, maturity date, and amortization and redemption features, together with assumptions regarding the Company’s stock price, expected volatility, and the risk-free interest rate and a credit risk-adjusted discount rate, to simulate potential outcomes of the embedded conversion and floor-price amortization features, with the resulting cash flows discounted to present value as of each measurement date.

The Company utilized the following assumptions to value the Convertible Debentures:

June 30, 2026
Principal outstanding	$20,000,000
Remaining term (years)	1.36
Company common stock price	$6.61
Equity volatility	81.2%
Risk-free rate	4.0%
Discount rate	21.3%
Payment Premium	5.0%

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

EVOLUTION METALS & TECHNOLOGIES CORP.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The effective tax rate for the six months ended June 30, 2026, was 0.01%. The difference between the effective tax rate and the statutory tax rate of 21% for the six months ended June 30, 2026, is primarily due to the impact of the valuation allowance.

For the three and six months ended June 30, 2026, there was a tax benefit of $0.1 million and $0.1 million recognized by the Company, respectively.

Note 13 - Equity

As of June 30, 2026, the Company had authorized 1,500,000,000 common shares and issued 621,790,646 common shares. Common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Company’s board of directors. As of June 30, 2026, no common stock dividends have been declared.

During the three months ended June 30, 2026, the Company’s obligation associated with the 17,391,000 of EM LLC convertible preferred units that did not convert to New EM common shares as of the Closing Date was settled through the automatic conversion of such units into 2,898,499 shares of common stock ninety days after the Closing Date. The related noncontrolling interest balance during the three months ended June 30, 2026 decreased by $13.9 million in the Unaudited condensed consolidated statements of changes in equity.

Upon the consummation of the Business Combination, the Company recognized $186.8 million for equity-classified CPU share allocation, as discussed in Note 11 - Fair Value Measurements. This equity amount represents the Company’s future obligation to issue 24,902,106 shares of common stock ninety days after the Closing Date. During the three months ended June 30, 2026, the related obligation was settled upon the automatic conversion of the CPUs into Common stock in accordance with the terms of the Business Combination. The balance of the equity-classified CPU share allocation was reduced to zero and reclassified to common stock and additional paid-in capital in the Unaudited condensed consolidated statements of changes in equity.

As of December 31, 2025, prior to the Business Combination, the Company’s equity structure included participating member units, member non-voting units, and convertible preferred units. The pertinent issuances, rights and privileges of the prior units are discussed below.

Due to the treatment of the Business Combination as a reverse recapitalization (see Note 3 - Reverse Recapitalization), the member units have been retrospectively restated as common shares in the Unaudited condensed consolidated statements of changes in equity. The convertible preferred units have not been retrospectively restated, however, due to the fact these units were non-participating prior to the Business Combination, and upon the Closing Date, the convertible preferred units converted to common shares. Therefore, due to the difference in presentation, the convertible preferred units are presented separately from the remaining equity structure, separated by the blackline on the Unaudited condensed consolidated statements of changes in equity.

Share-Based Compensation

During the three months ended June 30, 2026, the Company issued an aggregate of 640,189 shares of common stock to nonemployee advisors and consultants as consideration for advisory, consulting, marketing, capital markets and business development services. The aggregate grant-date fair value of the shares issued was approximately $3.4 million, of which approximately $3.4 million was recorded to additional paid-in capital and approximately $64 was recorded to common stock based on the $0.0001 par value per share.

The Company recognized approximately $1.9 million of share-based compensation expense related to these arrangements during each of the three and six months ended June 30, 2026. Approximately $1.5 million of the grant-date fair value of the awards remained to be recognized as compensation expense and included within prepaid expenses and other current assets as the shares have been issued as of June 30, 2026, primarily over the remaining contractual service periods through December 2026.

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

EVOLUTION METALS & TECHNOLOGIES CORP.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 14 - Revenue

The Company derives revenue by product and merchandise sales of components for automotive and home appliance magnets. The Company did not have revenue for the three and six months ended June 30, 2025. For the three and six months ended June 30, 2026, all revenue recognized was product sales at a point in time and generated in the Republic of Korea. The destination of revenue for three and six months ended June 30, 2026 was as follows:

in thousands	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
Korean domestic sales	$1,587	$3,386
Export sales	49	129
Total revenue	$1,636	$3,515

For the three and six months ended June 30, 2026, all export sales were to China.

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

The CODM assesses performance for the single segment and decides how to allocate resources based on the Company’s net loss, which is reported on the Unaudited condensed consolidated statements of operations. Loss before income taxes is used to monitor budget versus actual results. The categories of loss before income taxes, as reported on the Unaudited condensed consolidated statements of operations, are the significant segment expenses provided to the CODM on a regular basis. The following table sets forth information about the Company’s single reportable segment and the expenses reviewed by the CODM, including a reconciliation to the consolidated loss before income taxes:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
in thousands	2026	2025	2026	2025
Revenues	$1,636	$—	$3,515	$—
Cost of sales	(1,751)	—	(3,186)	—
Gross (loss) profit	(115)	—	329	—

Selling, general and administrative
Segment selling, general and administrative	$(1,503)	$—	$(2,042)	$—
Segment salaries and bonuses	(630)	—	(1,062)	—
Corporate selling, general and administrative (1)	(9,939)	(2,900)	(25,067)	(5,702)
Other segment items (2)	226	(37,991)	(424,432)	(53,185)
Loss before income taxes	$(11,961)	$(40,891)	$(452,274)	$(58,887)

(1)	Corporate selling, general and administrative costs primarily consist of unallocated corporate costs, such as costs incurred as part of the Business Combination.

(2)

Other segment items primarily consists of interest (expense) income, net, other (expense) income, net, provision for credit losses, change in fair value of financial instruments, and loss on foreign currency

EVOLUTION METALS & TECHNOLOGIES CORP.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Entity-wide information

As of June 30, 2026, the Company’s property, plant, and equipment, net of depreciation of $7.3 million is domiciled entirely in the Republic of Korea. As of December 31, 2025, the Company did not own any property, plant, and equipment.

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

Upon the Closing Date, certain EM Share Obligations converted into the Company’s common stock (see Note 3 - Reverse Recapitalization) and are included in outstanding shares thereafter. During the three months ended June 30, 2026, the outstanding 24,902,106 contingently issuable shares of common stock recorded in equity-classified CPU share allocation and 2,898,499 contingently issuable shares of common stock related to noncontrolling interest were issued upon expiration of the ninety-day period following the Closing Date (see Note 13 - Equity). These shares are included in outstanding common shares as of June 30, 2026.

Diluted loss per share gives effect to all dilutive potential shares of common stock outstanding during the period. Dilutive loss per share excludes all potential shares of common stock if their effect is anti-dilutive. The Convertible Debentures are evaluated under the if-converted method. Under the if-converted method, the Convertible Debentures are assumed to have been converted at the beginning of the applicable reporting period or, if later, on the date of issuance, with the numerator adjusted to eliminate the effects on earnings that would not have been recognized had the Convertible Debentures been converted and the denominator adjusted to include the common shares issuable upon conversion. For the three and six months ended June 30, 2026 and 2025, the effect of the assumed conversion of the Convertible Debentures was anti-dilutive and, accordingly, the related potential common shares were excluded from diluted loss per share. Therefore, basic and diluted loss per share are equivalent for the periods presented.

The basic and diluted net loss per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
in thousands, except share data	2026	2025	2026	2025
Net loss attributable to common stock	$(11,910)	$(40,891)	$(452,223)	$(58,887)
Weighted average shares outstanding - basic and diluted	621,762,506	454,712,290	617,779,981	454,712,290
Net loss per share - basic and diluted	$(0.02)	$(0.09)	$(0.73)	$(0.13)

Potential Common Shares Excluded from Diluted Loss Per Share

Potential Common Shares	Minimum Shares	Maximum Shares	Treatment
Convertible Debentures(1)	1,666,497	10,832,228	Excluded as anti-dilutive

(1) The number of potential common shares issuable upon conversion of the Convertible Debentures varies based on the applicable conversion price. The conversion price is equal to the lower of $12.09 per share or 95% of the lowest daily VWAP during the five consecutive trading days immediately preceding the conversion date, subject to a floor price of $1.86 per share. The minimum and maximum potential shares presented above are based on the $20.0 million principal amount plus approximately $147,945 of accrued coupon interest outstanding as of June 30, 2026, assuming conversion at $12.09 per share and $1.86 per share, respectively. Actual shares issued upon conversion may vary based on the applicable conversion price and the amount of principal and accrued interest converted.

The potential common shares presented above were excluded from the computation of diluted loss per share because their inclusion would have been anti-dilutive or because the applicable conditions for issuance had not been satisfied as of June 30, 2026.

EVOLUTION METALS & TECHNOLOGIES CORP.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 17 - Related Party Transactions

Shareholder Loan Advances

During 2024 and 2025, the Company advanced funds to its majority shareholder, David Wilcox (“DW”), pursuant to a series of unsecured promissory notes (the “DW Notes”). In addition, on November 26, 2025, the Company advanced approximately $1.9 million to EMT Asia Co., Ltd. (“EMT Asia”) pursuant to an unsecured promissory note (the “Direct Note”). During the three months ended June 30, 2026, the Company advanced an additional approximately $0.9 million to EMT Asia pursuant to additional unsecured promissory notes. EMT Asia is wholly owned and controlled by DW. Collectively, the DW Notes and the Direct Note are referred to herein as the “Shareholder Loan Advances.”

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

As of December 31, 2025, the aggregate outstanding balance under the Shareholder Loan Advances was approximately $8.3 million, consisting of approximately $6.4 million advanced directly to DW and approximately $1.9 million advanced to EMT Asia. During the six months ended June 30, 2026, the Company advanced an additional approximately $1.4 million under the Shareholder Loan Advances, including approximately $0.9 million advanced to EMT Asia during June 2026. Because the Shareholder Loan Advances were made to the majority shareholder for a business purpose, but without substantial evidence of ability and intent of the counterparty to pay the notes within the stated maturity, the Company accounted for these notes as contra-equity adjustment to additional paid-in capital, pursuant to ASC 505 - Equity.

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

During the three and six months ended June 30, 2026, the Company recognized approximately $1.3 million and $2.8 million of selling, general and administrative expenses associated with expenditures funded through the Shareholder Loan Advances and incurred for the benefit of the Company pursuant to SAB Topic 5.T, respectively. In addition, during the three and six months ended June 30, 2026, the Company advanced an additional approximately $0.9 million and $1.4 million under the same arrangement, respectively. Such advances are presented within financing activities in the accompanying unaudited condensed consolidated statements of cash flows.

Other Related Party Transactions

Additional related parties include officers and key management of the Company and its subsidiaries, immediate family members of such officers and key management, The Zeus Trust, The NYX Trust, Good Earth 1000, LLC, EMT Asia Co., Ltd., ADE Metals Inc., JNS Industry Inc., Beacon Advisory Co. Ltd, N&P Co. Ltd., and Hi-Q MAG Co. Ltd.

Transactions included in financial statements with related party companies in the normal course of business include $0.6 million for purchases of raw materials, with $0.4 million recorded in non-trade accounts receivable - related parties.

During the three months ended June 30, 2026, NS World, a subsidiary of the Company, entered into two loan agreements with the sons of NS World’s chief executive officer. On May 27, 2026, NS World advanced KRW 300 million to Hee-chang Kim, and on June 11, 2026, NS World advanced KRW 100 million to Hee-young Kim totalling KRW 400 million (approximately $0.3 million). The loans bear interest at 6.0% per annum and are repayable in lump sums at their respective contractual maturity dates of May 26, 2027 and June 10, 2027.

Further, related party transactions between the Company, its officers, immediate family members of such officers, employees, and significant shareholders comprise various loan arrangements for the ongoing activities and financing of the Company’s operations. Amounts due from or to its officers, employees, and significant shareholders included $1.7 million recorded in Short term debt - related parties. $0.2 million and $0.9 million of proceeds were received from new loans during the three and six months ended June 30, 2026, respectively.

EVOLUTION METALS & TECHNOLOGIES CORP.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Last, the Company provides a guarantee for borrowing to entities under common control and related parties (individuals) of its subsidiaries. As of June 30, 2026, the Company provided collateral to support joint and several borrowings in the amount of $0.4 million for N&P Co. Ltd. and $0.2 million for one of its subsidiary executives. Additionally, the Company received a guarantee of $0.7 million from the same subsidiary executive for borrowings.

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

Nonconsolidated VIEs

The Company has evaluated its relationship with EMT Asia Co., Ltd. (“EMT Asia”), an entity owned and controlled by the Company’s majority shareholder, under the guidance of ASC 810. As of June 30, 2026, and December 31, 2025, the Company had an unsecured promissory note receivable from EMT Asia. Management determined that EMT Asia is a VIE because it does not have sufficient equity at risk to finance its activities without additional subordinated financial support. The Company further determined that it is not the primary beneficiary of EMT Asia because the Company does not possess the power to direct the activities of EMT Asia that most significantly impact EMT Asia’s economic performance. Such power is held by the sole equity owner of EMT Asia through governance and operational control rights. Accordingly, EMT Asia is not consolidated in the accompanying unaudited condensed consolidated financial statements.

During the three and six months ended June 30, 2026, and the year ended December 31, 2025, EMT Asia incurred certain operating and acquisition-related expenditures on behalf of the Company that were funded through the Shareholder Loan Advances as described in Note 17 - Related Party Transactions. Such amounts were recognized within selling, general and administrative expenses, with corresponding credits recognized within additional paid-in capital in accordance with SAB Topic 5.T.

As of June 30, 2026 and December 31, 2025, the Company had advanced an aggregate of approximately $2.8 million and $1.9 million, respectively, to EMT Asia pursuant to unsecured promissory notes. As discussed in Note 17 - Related Party Transactions, the Company recognized this amount as a contra-equity within additional paid-in capital. Accordingly, the carrying amount of the Company’s interest in EMT Asia recognized in the accompanying condensed consolidated balance sheets was de minimis as of June 30, 2026 and December 31, 2025. The Company’s maximum exposure to loss resulting from its involvement with EMT Asia was approximately $2.8 million and $1.9 million as of June 30, 2026 and December 31, 2025, respectively, representing the cumulative amounts advanced to EMT Asia. The advances to EMT Asia were directed by the Company’s majority shareholder in furtherance of the Company’s business objectives.

As of June 30, 2026, the Company’s general relationship and direct economic exposure with EMT Asia remained unchanged.

Note 19 - Commitments and Contingencies

Contractual Commitments: As of June 30, 2026, the Company had outstanding contractual commitment of $15.9 million related to equipment supply contracts entered into with ULVAC Korea, Ltd. for the purchase of vacuum induction melting furnaces and continuous vacuum sintering furnaces to be used in the Company’s rare earth metal and rare earth permanent magnet production operations. This amount represents the Company’s contractual obligations under eight binding supplier contracts, with equipment delivery required no later than November 30, 2026.

Supply Arrangement: On May 29, 2026, the Company entered into an arrangement with Senri Trading Co., Ltd. (“Senri”) for the purchase of NdPr metal sourced from SRE Vietnam, a wholly owned subsidiary of Tokai Trading Co., Ltd. Subsequent to June 30, 2026, the Company completed an initial trial shipment of 4 metric tons of NdPr metal under the arrangement. Following the trial shipment, the Company’s current indicative purchasing plan contemplates purchases of approximately 12 metric tons of NdPr metal per month. However, the purchasing and delivery schedule is not definitive, and the quantity, delivery timing, unit price, payment terms and aggregate purchase amount will be determined on a delivery-by-delivery basis. Accordingly, the Company does not have a fixed aggregate purchase commitment under the current arrangement.

EVOLUTION METALS & TECHNOLOGIES CORP.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Indemnification Agreements: The Company enters into contractual relationships that contain indemnification provisions in its normal course of business with other parties. The Company may agree to hold other parties harmless against specific losses, such as those that could arise from a breach of representation, covenant, or third party infringement claims. It may not be possible to determine the maximum potential amount of liability under such indemnification agreements due to the unique facts and circumstances that are likely to be involved in each particular claim and indemnification provision. Historically, there have been no such indemnification claims. Management believes any liability arising from these agreements will not be material to the Company’s unaudited condensed consolidated financial statements.

Legal Matters: The Company may periodically become involved in legal proceedings, legal actions, and claims arising in the normal course of business, including proceedings relating to intellectual property, safety and health, employment and other matters. Except for the matter described below, management does not currently expect that the outcome of such proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Jones Day Litigation

On April 23, 2026, Jones Day filed a complaint against Evolution Metals LLC (“EM LLC”), a wholly owned subsidiary of the Company, in the Superior Court of Fulton County, State of Georgia, Civil Action No. 26CV005969. The complaint alleges claims for breach of contract, account stated, open account and attorneys’ fees arising from legal services allegedly provided by Jones Day to EM LLC in connection with the Business Combination. Jones Day seeks damages of approximately $3.9 million, plus prejudgment interest, attorneys’ fees, costs and expenses of collection, and other relief. The Company intends to vigorously defend against the claims. The Company is unable to predict the ultimate outcome of the proceeding or reasonably estimate the amount of any potential loss, if any.

Guarantees and Warranties: The list of payment guarantees provided by third parties to the Company as of June 30, 2026, are as follows:

Provider	Type	Guaranteed Amount	Beneficiary
K-SURE (Korea Trade Insurance Corporation)	Trade Bill Loan	$84	Industrial Bank of Korea
KODIT (Korea Credit Guarantee Fund)	Operating Funds Loan	1,064	Industrial Bank of Korea
SGI (Seoul Guarantee Insurance)	Government Grant	13	Korea Occupational Safety and Health Agency
SGI (Seoul Guarantee Insurance)	Contract Performance Guarantee	10	LS ELECTRIC Co., Ltd., Korea Institute for Robot Industry Advancement (KIRIA)
SGI (Seoul Guarantee Insurance)	Defects Liability Guarantee Insurance	9	LS ELECTRIC Co., Ltd., Korea Institute for Robot Industry Advancement (KIRIA)
SGI (Seoul Guarantee Insurance)	Payment Guarantee Insurance	33	AirFirst Co., Ltd.
SGI (Seoul Guarantee Insurance)	Payment Guarantee Insurance	59	Korea Land and Housing Corp.
SGI (Seoul Guarantee Insurance)	Payment Guarantee Insurance	66	KEPCO (Korea Electric Power Corporation)
SGI (Seoul Guarantee Insurance)	Payment Guarantee Insurance	16	Korea Industrial Technology Association (KOITA)
SGI (Seoul Guarantee Insurance)	Advance Payment Guarantee	24	LS ELECTRIC Co., Ltd., Korea Institute for Robot Industry Advancement (KIRIA)
KIBO(Korea Technology Finance Corporation)	Working capital loans Guarantee	195	Hana Bank

The main commitments with financial institutions as of June 30, 2026, are as follows:

Financial Institution	Type	Credit Line	Used Amounts
Industrial Bank of Korea(1)(2)	Operating Funds Loan	$4,973	$4,408
KOSME (Korea SMEs and Startups Agency)	Operating Funds Loan	778	360
Woori Bank	Operating Funds Loan	519	0
Hana Bank(1)	Facility loans	187	187
Hana Bank	Working capital loans	195	195
Total		$6,652	$5,150

(1)	As of June 30, 2026 land, buildings, machinery, and equipment have been provided as collateral (with a secured amount of $4.2 million for long term debt (refer to Note 7 - Property, Plant and Equipment, Net) and joint guarantees issued for related parties (refer to Note 17 - Related Party Transactions).
(2)	As of June 30, 2026, the Company established pledge fire insurance claims (with a pledge amount of $2.4 million.

EVOLUTION METALS & TECHNOLOGIES CORP.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Yorkville Global Guaranty

On May 7, 2026, certain subsidiaries of the Company, including Evolution Metals NewCo, Inc., Evolution Metals LLC, KCM Industry Co., Ltd., KMMI Inc., NS World Co., Ltd. and Handa Lab Co., Ltd., entered into a Global Guaranty Agreement in favor of YA II PN, Ltd. (“Yorkville”). Pursuant to the Global Guaranty Agreement, the guarantors jointly and severally guarantee the full, prompt and unconditional payment and performance of the Company’s obligations under the Securities Purchase Agreement, the Convertible Debentures and the related transaction documents. As of June 30, 2026, $20.0 million in aggregate principal amount of Convertible Debentures was outstanding and subject to the Global Guaranty. Refer to Note 9 – Debt for additional information regarding the Convertible Debentures.

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

The following tables reflect the effects of the corrections on all affected line items of the Company’s previously reported financial amounts presented in these Condensed consolidated financial statements. The correction did not impact cash and cash equivalents, total liabilities, or total net cash used in operating activities for the periods presented.

Unaudited Condensed Consolidated Balance Sheet

in thousands	December 31, 2025 Previously Reported	Adjustments	December 31, 2025 As Restated
ASSETS
Prepaid expenses and other current assets	$59	$(11)	$48
Note receivable – related party	4,167	(4,167)	—
Total current assets	17,404	(4,179)	13,226
Total assets	$26,670	$(4,179)	$22,491
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Additional paid-in capital(1)	$(45)	$(2,329)	$(2,374)
Accumulated deficit	(676,957)	(1,850)	(678,807)
Total members’ deficit	(650,689)	(4,179)	(654,868)
Total liabilities and members’ deficit	$26,670	$(4,179)	$22,491

(1)	Previously reported amounts include the effects of the retroactive application of the recapitalization.

Unaudited Condensed Consolidated Statements of Operations

in thousands	Three Months Ended June 30, 2025 Previously Reported	Adjustments	Three Months Ended June 30, 2025 As Restated
Selling, general and administrative(1)	$1,673	$1,083	$2,756
Loss from operations	(1,817)	(1,083)	(2,900)
Provision for credit losses	(5,467)	408	(5,059)
Total other expense, net	(38,398)	408	(37,991)
Loss before income taxes	(40,215)	(675)	(40,891)
Net loss	$(40,215)	$(675)	$(40,891)

(1)	The Company has combined certain captions that were previously disaggregated within operating expenses.

EVOLUTION METALS & TECHNOLOGIES CORP.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Condensed Consolidated Statements of Operations

in thousands	Six Months Ended June 30, 2025 Previously Reported	Adjustments	Six Months Ended June 30, 2025 As Restated
Selling, general and administrative(1)	$3,524	$1,910	$5,434
Loss from operations	(3,792)	(1,910)	(5,702)
Provision for credit losses	(6,777)	1,248	(5,529)
Total other expense, net	(54,433)	1,248	(53,185)
Loss before income taxes	(58,225)	(662)	(58,887)
Net loss	$(58,225)	$(662)	$(58,887)

(1)	The Company has combined certain captions that were previously disaggregated within operating expenses.

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
As Previously Reported
Balance, December 31, 2024(1)	$(45)	$(58,961)	$(49,374)
Net loss	$—	$(18,010)	$(18,010)
Balance March 31, 2025(1)	$(45)	$(76,971)	$(66,134)
Net loss	$—	$(40,216)	$(40,216)
Balance June 30, 2025(1)	$(45)	$(117,187)	$(104,850)

Adjustments
Balance, December 31, 2024	$306	$(1,931)	$(1,625)
Investor loan advances and deemed contributions	$(853)	$—	$(853)
Net loss	$—	$14	$14
Balance March 31, 2025	$(547)	$(1,917)	$(2,464)
Investor loan advances and deemed contributions	$268	$—	$268
Net loss	$—	$(675)	$(675)
Balance June 30, 2025	$(279)	$(2,592)	$(2,871)

As Restated
Balance, December 31, 2024	$261	$(60,892)	$(50,999)
Investor loan advances and deemed contributions	$(853)	$—	$(853)
Net loss	$—	$(17,996)	$(17,996)
Balance March 31, 2025	$(592)	$(78,888)	$(68,598)
Investor loan advances and deemed contributions	$268	$—	$268
Net loss	$—	$(40,891)	$(40,891)
Balance June 30, 2025	$(324)	$(119,779)	$(107,721)

(1)	Previously reported amounts include the effects of the retroactive application of the recapitalization.

EVOLUTION METALS & TECHNOLOGIES CORP.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Condensed Consolidated Statement of Cash Flows

in thousands	June 30, 2025 Previously Reported	Adjustments	June 30, 2025 As Restated
Cash flows from operating activities:
Net loss	$(58,225)	$(662)	$(58,887)
Allowance for credit losses	6,777	(1,248)	5,529
Investor expenses incurred on behalf of Company	—	1,910	1,910
Net cash used in operating activities	(4,462)	—	(4,462)
Cash flows from investing activities:
Advance — note receivable related parties	(2,495)	2,495	—
Net cash used in investing activities	(3,056)	2,495	(561)
Cash flows from financing activities:
Constructive disbursements to related party	—	(2,495)	(2,495)
Net cash provided by financing activities	6,517	(2,495)	4,022

Note 21 - Subsequent Events

Convertible Debenture Conversion

On July 14, 2026, the Company completed the second closing under the Securities Purchase Agreement dated May 7, 2026 and issued a convertible debenture to YA II PN, Ltd. (“Yorkville”) with an original principal amount of $5.8 million. The debenture was issued at 97% of principal, resulting in net proceeds of approximately $5.6 million.

The debenture bears interest at 5.0% per annum and matures on November 7, 2027, subject to extension at Yorkville’s option. Pursuant to the terms of the debenture, Yorkville has the right to convert all or a portion of the outstanding principal and accrued interest into shares of the Company’s common stock at a conversion price determined in accordance with the debenture agreement.

From July 29, 2026 through August 13, 2026, Yorkville converted an aggregate of $550,000 of principal and approximately $23,195 of accrued interest into an aggregate of 210,191 shares of the Company’s common stock. The conversions were effected at conversion prices ranging from approximately $2.14 to $4.59 per share in accordance with the terms of the convertible debenture. Following these conversions, approximately $5.225 million of principal remained outstanding under the second convertible debenture.

Senri NdPr Metal Purchase Arrangement

On July 22, 2026, EM LLC (KR) received a 4 metric ton trial shipment of NdPr metal for $555,520. The Company’s current indicative purchasing plan contemplates purchases of approximately 12 metric tons of NdPr metal per month. However, the purchasing and delivery schedule is not definitive, and the quantity, delivery timing, unit price, payment terms and aggregate purchase amount are subject to confirmation on a delivery-by-delivery basis.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and notes thereto included in this Quarterly Report on Form 10-Q (“Form 10-Q”) as of and for the three and six months ended June 30, 2026 and 2025. This discussion contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those set forth in the section titled “Cautionary Note Regarding Forward-Looking Statements” included in this Form 10-Q, as well as in “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as the same may be amended from time to time. Additionally, our historical results are not necessarily indicative of the results that may be expected in any future period. Amounts are presented in U.S. dollars.

Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “we,” “us,” “our,” the “Company,” “EMAT” and “EM&T” generally refer to Evolution Metals & Technologies Corp. and its consolidated subsidiaries.

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

Recent Developments

Recent events impacting our business are as follows:

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

The first Convertible Debenture (the “First Debenture”) in the principal amount of $20,000,000 was issued on May 7, 2026. The second Convertible Debenture in the principal amount of $5,775,000 was issued on July 14, 2026 upon effectiveness of a resale registration statement on Form S-1 on July 10, 2026. Additionally, pursuant to the Securities Purchase Agreement, up to $74,225,000 in Convertible Debentures shall be purchased in subsequent tranches from time to time upon the mutual agreement of the Company and Yorkville.

Subsequent to June 30, 2026, YA II PN, Ltd. (“Yorkville”) converted portions of the Company’s second convertible debenture, which was issued on July 14, 2026 in the original principal amount of $5.775 million. From July 29, 2026 through August 13, 2026, Yorkville converted an aggregate of $550,000 of principal and approximately $23,195 of accrued interest into an aggregate of 210,191 shares of the Company’s common stock. The conversions were effected at conversion prices ranging from approximately $2.14 to $4.59 per share in accordance with the terms of the convertible debenture. Following these conversions, approximately $5.225 million of principal remained outstanding under the second convertible debenture.

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

On May 7, 2026, pursuant to the Securities Purchase Agreement, the Company and Yorkville entered into a Registration Rights Agreement (the “Registration Rights Agreement”) pursuant to which Yorkville is entitled to certain registration rights under the Securities Act of 1933, as amended (the “Securities Act”). Pursuant to the Registration Rights Agreement, the Company was required to, on the 30th calendar day following the date of the Securities Purchase Agreement, file with the Securities and Exchange Commission a registration statement (the “Registration Statement”) registering the resale by Yorkville of 5.4 million Conversion Shares. Under the Registration Rights Agreement, Yorkville was also granted piggyback registration rights under certain conditions as described in the Registration Rights Agreement.

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

Payment Structure. Each Contract provides for payment in four installments: a first installment due in May or July 2026; a second installment due in July or August 2026; a third installment due within five (5) days of shipment ex Dalian; and a final installment due within thirty (30) days of arrival at destination.

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

Nasdaq Delinquency Notice and Regained Compliance

On May 21, 2026, the Company received a notice from the Listing Qualifications Department of The Nasdaq Stock Market LLC notifying the Company that as it had not yet filed its Quarterly Report on Form 10-Q for the period ended March 31, 2026 (the “Form 10-Q”), the Company no longer complied with Nasdaq Listing Rule 5250(c)(1). Nasdaq Listing Rule 5250(c)(1) requires listed companies to timely file all required periodic financial reports with the SEC. The Company filed the Form 10-Q on May 22, 2026, thereby curing the deficiency described in the Notice. On May 26, 2026, the Company received notice from Nasdaq that the Company had regained compliance with Nasdaq Listing Rule 5250(c)(1) and that the matter is now closed.

Share Issuances to Advisors, Consultants and Marketing Service Providers

Subsequent to March 31, 2026, the Company entered into certain advisory, consulting, marketing and related services agreements and amendments pursuant to which the Company issued or agreed to issue an aggregate of 674,768 shares of its common stock, par value $0.0001 per share, of which 650,189 shares have been issued as of August 17, 2026, as compensation for services rendered or to be rendered to the Company. The shares include issuances or agreed issuances to certain advisors, consultants and marketing service providers, including for capital markets advisory services, shareholder base expansion and marketing services, and sourcing and origination services related to rare earth magnets and related critical materials derived from end-of-life electronic scrap components. The Company did not receive any cash proceeds from these issuances or agreed issuances. The shares have been or will be issued in exempt private transactions as compensation for services. The issuances were made, or are expected to be made, in reliance upon exemptions from the registration requirements of the Securities Act of 1933, as amended.

Agreement with Senri Trading Co., Ltd.

On May 29, 2026, the Company executed an agreement with Senri Trading Co., Ltd. (“Senri”) to purchase bulk quantities of NdPr metal from SRE Vietnam (“SRE”), a wholly-owned subsidiary of Tokai Trading Co., Ltd. (“Tokai”) in Japan. Obtained entirely from a non-China source, we believe that NdPr metal are essential in the Company’s intended increase of magnet production to approximately 10,000 tons per annum of rare earth magnets in 2026. Tokai has been operating as a specialized trading company for rare earths and rare metals since its founding in 1981 and began investing in its wholly owned Vietnamese subsidiary, SRE, in 2008. As of January 2025, SRE began tripling its rare earth processing capacity of mid-stream materials to 3,929 metric tons per annum.

As of July 22, 2026, the Company has taken delivery of the first shipment of 4 metric tons of NdPr metals from SRE for the manufacture of high performance magnets that are compliant with new federal regulations requiring U.S. defense systems to exclude magnets that are sourced or originated from certain prohibited countries. The Company views this development as directly aligned with the Trump administration’s July 20, 2026 Executive Order “Securing America’s Defense Supply Chains and Ensuring Domestic Acquisition of Critical Materials”, as well as with the existing January 1, 2027 DFARS 252.225-7052 sourcing deadline for rare earth permanent magnets in U.S. defense systems. The deliveries of compliant NdPr metal allows the Company produce high-performance magnets that are compliant with DFARS 252.225-7052. The initial delivery of five tons of NdPr metals is the first stage of an agreement for SRE to scale deliveries to support the Company’s increased production capacity, expected to reach approximately 10,000 metric tons per annum by November 2026.

Under DFARS 252.225-7052, effective January 1, 2027, U.S. defense contractors will be prohibited from delivering to the Department of War rare earth magnets containing materials mined, refined, separated, melted, or produced in China, Russia, North Korea, or Iran. Because the People’s Republic of China appropriates most of the world’s NdPr metal, the majority of globally available magnet supply is expected to become non-compliant absent qualified ex-China feedstock and manufacturing. The July 20, 2026 Executive Order sharply tightens enforcement by ending routine waivers, requiring a formal mitigation plan for any exception, and eliminating the “non-availability” argument unless a contractor demonstrates active, adequately funded, and ongoing efforts to qualify a domestic or allied source. The Executive Order follows the Trump administration’s January 2026 Section 232 Proclamation identifying rare earth permanent magnets as “vital to nearly all electronics and vehicles” and also follows the February 2026 launch of the $12 billion Project Vault critical minerals reserve.

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

Factors Affecting the Comparability of our Results

Our historical results of operations may not be comparable to our future results of operations, and our results for the six months ended June 30, 2026 may not be comparable to the six months ended June 30, 2025, primarily due to the consummation of the Business Combination, the acquisition of the Korean operating companies, the inclusion of post-combination public company costs, changes in the fair value of financial instruments, and the Company’s change in tax status, as described below.

Expenses Associated with the Business Combination

On January 5, 2026, the Company consummated the Business Combination. In connection with the Business Combination, the Company incurred significant transaction-related, professional, accounting, legal, valuation, advisory, public company readiness and other corporate costs. In addition, the Company recognized significant non-cash losses from changes in the fair value of financial instruments, including the July Investment Agreement derivative and CPU Share Allocation Obligations. These fair value changes and transaction-related costs materially affected the Company’s results of operations for the six months ended June 30, 2026 and may limit comparability to prior periods.

Acquisitions

As part of the consummation of the Business Combination, the Company acquired controlling interests in the Korean operating companies. As a result, the Company’s results of operations for the six months ended June 30, 2026 include revenues, cost of sales, operating expenses, assets and liabilities of the Korean operating companies following the acquisition date, while the comparable prior-year period primarily reflects the historical results of EM LLC before the acquisition of such operating businesses. Accordingly, the Company’s results of operations for the periods presented are not directly comparable. The Company may continue to pursue acquisitions as part of its growth strategy, which could further affect comparability of future periods.

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

Our future results of operations may not be comparable to the historical results of operations for the periods presented.

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

Interest expense (income), net

Interest expense (income), net consists primarily of interest incurred on the Company’s debt obligations, including short-term debt, related-party debt, long-term debt, and assumed obligations in connection with the Business Combination, offset by interest earned on the Company’s notes receivable and other non-trade receivables, including related-party receivables.

Provision for credit losses

Provision for credit losses primarily consists of expected credit losses recognized on the Company’s financial assets, including notes receivable and other receivables.

Change in fair value of financial instruments

Change in fair value of financial instruments primarily consists of non-cash changes in the fair value of the Company’s financial instruments that are measured at fair value each reporting period.

Other expense (income)

Other expense (income) primarily consists of miscellaneous income and expense, amortization of accumulated actuarial loss, gain or loss on disposal of tangible assets, foreign currency transaction gains or losses, and other non-operating items.

Income taxes

Income taxes consist of current and deferred income tax expense or benefit recognized in the applicable period.

Results of Operations

The following table summarizes our results of operations for the following periods (dollars in thousands):

Three Months Ended June 30, 2026

	2026	2025	$ Change	% Change
Revenues	$1,636	$—	$1,636	NM
Cost of sales	(1,751)	—	(1,751)	NM
Gross loss	(115)	—	(115)	NM
Selling, general and administrative	(12,072)	(2,900)	(9,172)	316.3%
Operating loss	(12,187)	(2,900)	(9,287)	320.2%
Interest (expense) income, net	(821)	525	(1,346)	256.4%
Other expense, net	(124)	—	(124)	NM
Provision for credit losses	—	(5,059)	5,059	100.0%
Change in fair value of financial instruments	1,671	(33,457)	35,128	105.0%
Loss on foreign currency	(500)	—	(500)	NM
Loss before income taxes	(11,961)	(40,891)	28,930	70.7%
Income tax benefit	51	—	51	NM
Net loss	$(11,910)	$(40,891)	$28,981	70.9%

Six Months Ended June 30, 2026

	2026	2025	$ Change	% Change
Revenues	$3,515	$—	$3,515	NM
Cost of sales	(3,186)	—	(3,186)	NM
Gross profit	329	—	329	NM
Selling, general and administrative	(28,171)	(5,702)	(22,469)	394.1%
Operating loss	(27,842)	(5,702)	(22,140)	388.3%
Interest (expense) income, net	(1,526)	1,019	(2,545)	249.8%
Other income, net	1,171	250	921	368.4%
Provision for credit losses	—	(5,529)	5,529	100.0%
Change in fair value of financial instruments	(423,556)	(48,925)	(374,631)	765.7%
Loss on foreign currency	(521)	—	(521)	NM
Loss before income taxes	(452,274)	(58,887)	(393,387)	668.0%
Income tax benefit	51	—	51	NM
Net loss	$(452,223)	$(58,887)	$(393,336)	668.0%

Revenues

Three Months Ended June 30, 2026 and 2025

Revenues were $1.6 million for the three months ended June 30, 2026, compared to $0 for the three months ended June 30, 2025, representing an increase of $1.6 million. The percentage change is not meaningful because the Company did not generate revenues during the prior-year period. The increase was primarily due to the Company’s acquisition of the Korean operating companies in connection with the Business Combination, which resulted in the Company recognizing product sales generated in Korea during the three months ended June 30, 2026.

Six Months Ended June 30, 2026 and 2025

Revenues were $3.5 million for the six months ended June 30, 2026, compared to $0 for the six months ended June 30, 2025, representing an increase of $3.5 million. The percentage change is not meaningful because the Company did not generate revenues during the prior-year period. The increase was primarily due to the Company’s acquisition of the Korean operating companies in connection with the Business Combination, which resulted in the Company recognizing product sales generated in Korea during the six months ended June 30, 2026.

Cost of sales

Three Months Ended June 30, 2026 and 2025

Cost of sales was $1.8 million for the three months ended June 30, 2026, compared to $0 for the three months ended June 30, 2025, representing an increase of $1.8 million. The percentage change is not meaningful because the Company did not incur cost of sales during the prior-year period. The increase was primarily attributable to the commencement of revenue-generating product sales activities through the Korean operating companies acquired in connection with the Business Combination.

Six Months Ended June 30, 2026 and 2025

Cost of sales was $3.2 million for the six months ended June 30, 2026, compared to $0 for the six months ended June 30, 2025, representing an increase of $3.2 million. The percentage change is not meaningful because the Company did not incur cost of sales during the prior-year period. The increase was primarily attributable to the commencement of revenue-generating product sales activities through the Korean operating companies acquired in connection with the Business Combination.

Selling, general and administrative expenses

Three Months Ended June 30, 2026 and 2025

Selling, general and administrative expenses were $12.1 million for the three months ended June 30, 2026, compared to $2.9 million for the three months ended June 30, 2025, representing an increase of $9.2 million, or 316.3%. The increase was primarily due to higher corporate, professional, transaction-related and public company costs incurred in connection with the Business Combination and post-combination operations, together with the inclusion of selling, general and administrative expenses of the Korean operating companies acquired in connection with the Business Combination.

Six Months Ended June 30, 2026 and 2025

Selling, general and administrative expenses were $28.2 million for the six months ended June 30, 2026, compared to $5.7 million for the six months ended June 30, 2025, representing an increase of $22.5 million, or 394.1%. The increase was primarily due to higher corporate, professional, transaction-related and public company costs incurred in connection with the Business Combination and post-combination operations, together with the inclusion of selling, general and administrative expenses of the Korean operating companies acquired in connection with the Business Combination.

Operating loss

Three Months Ended June 30, 2026 and 2025

Operating loss was $12.2 million for the three months ended June 30, 2026, compared to $2.9 million for the three months ended June 30, 2025, representing an increase in operating loss of $9.3 million, or 320.2%. The increase was primarily attributable to the increase in selling, general and administrative expenses discussed above, together with a gross loss of approximately $0.1 million recognized during the three months ended June 30, 2026.

Six Months Ended June 30, 2026 and 2025

Operating loss was $27.8 million for the six months ended June 30, 2026, compared to $5.7 million for the six months ended June 30, 2025, representing an increase in operating loss of $22.1 million, or 388.3%. The increase was primarily attributable to the increase in selling, general and administrative expenses discussed above, partially offset by gross profit of approximately $0.3 million generated by the Korean operating companies during the six months ended June 30, 2026.

Other non-operating income and losses, net

Three Months Ended June 30, 2026 and 2025

Other non-operating income, net was $0.2 million for the three months ended June 30, 2026, compared to other non-operating loss, net of $38.0 million for the three months ended June 30, 2025, representing an improvement of approximately $38.2 million, or 100.6%. The improvement was primarily attributable to a $1.7 million gain from the change in fair value of financial instruments during the three months ended June 30, 2026, compared to a $33.5 million loss from the change in fair value of financial instruments and a $5.1 million provision for credit losses during the three months ended June 30, 2025. The improvement was partially offset by $0.8 million of net interest expense and a $0.5 million foreign currency loss during the three months ended June 30, 2026.

Six Months Ended June 30, 2026 and 2025

Other non-operating loss, net was $424.4 million for the six months ended June 30, 2026, compared to $53.2 million for the six months ended June 30, 2025, representing an increase in loss of approximately $371.2 million, or 698.0%. The increase was primarily attributable to a $423.6 million loss from changes in the fair value of financial instruments during the six months ended June 30, 2026, primarily associated with the July Investment Agreement Derivative and the CPU Share Allocation Obligations, compared to a $48.9 million loss from changes in the fair value of financial instruments during the six months ended June 30, 2025. The increase was also affected by $1.5 million of net interest expense and a $0.5 million foreign currency loss during the six months ended June 30, 2026, compared to $1.0 million of net interest income and no foreign currency loss during the six months ended June 30, 2025. These unfavorable changes were partially offset by the absence of the $5.5 million provision for credit losses recognized during the six months ended June 30, 2025.

Income tax benefit

Three Months Ended June 30, 2026 and 2025

The Company recognized an income tax benefit of approximately $0.1 million for the three months ended June 30, 2026, compared to no income tax expense or benefit for the three months ended June 30, 2025, representing an increase in income tax benefit of approximately $0.1 million. The percentage change is not meaningful because no income tax expense or benefit was recognized during the prior-year period.

Six Months Ended June 30, 2026 and 2025

The Company recognized an income tax benefit of approximately $0.1 million for the six months ended June 30, 2026, compared to no income tax expense or benefit for the six months ended June 30, 2025, representing an increase in income tax benefit of approximately $0.1 million. The percentage change is not meaningful because no income tax expense or benefit was recognized during the prior-year period.

Segment Results of Operations

The Company operates as a single operating and reportable segment. Accordingly, the Company’s segment revenue and gross profit (loss) are the same as the corresponding consolidated amounts presented above.

Three Months Ended June 30, 2026 and 2025

in thousands	2026	2025	Change ($)	Change (%)
Revenue	$1,636	$—	$1,636	NM
Gross profit (loss)	$(115)	$—	$(115)	NM

For the three months ended June 30, 2026, segment revenue was $1.6 million, compared to $0 for the three months ended June 30, 2025, representing an increase of $1.6 million. The percentage change is not meaningful because the Company did not generate revenue in the prior-year period. The increase was primarily attributable to the inclusion of the Korean operating companies acquired in connection with the Business Combination.

The Company reported a segment gross loss of $0.1 million for the three months ended June 30, 2026, compared to no gross profit or loss for the three months ended June 30, 2025. The gross loss resulted from cost of sales of approximately $1.8 million exceeding revenue of approximately $1.6 million during the period.

Six Months Ended June 30, 2026 and 2025

in thousands	2026	2025	Change ($)	Change (%)
Revenue	$3,515	$—	$3,515	NM
Gross profit (loss)	$329	$—	$329	NM

For the six months ended June 30, 2026, segment revenue was $3.5 million, compared to $0 for the six months ended June 30, 2025, representing an increase of $3.5 million. The percentage change is not meaningful because the Company did not generate revenue in the prior-year period. The increase was primarily attributable to the inclusion of the Korean operating companies acquired in connection with the Business Combination.

The Company reported segment gross profit of $0.3 million for the six months ended June 30, 2026, compared to no gross profit or loss for the six months ended June 30, 2025. Gross profit for the 2026 period reflected revenue of approximately $3.5 million, partially offset by cost of sales of approximately $3.2 million.

Liquidity and Going Concern

Overview

Following the completion of the Business Combination on January 5, 2026, the Company is focused on integrating and scaling the operations of its acquired Korean operating companies and executing its broader growth strategy. The Company’s current and future capital requirements are expected to include funding for working capital, feedstock and raw material purchases, capital expenditures, equipment purchases, integration activities, facility expansion, public company costs and other operating and strategic initiatives. The Company expects that additional financing will be required to support these activities and its planned growth. While there can be no assurances, the Company intends to seek additional capital through equity, debt, strategic financing or other financing arrangements. The Company may not be able to raise additional capital on terms acceptable to it or at all. If the Company is unable to obtain sufficient financing when needed, it may be required to delay, reduce or abandon certain operating or expansion initiatives, which could materially and adversely affect its business, results of operations and financial condition.

Historically, the Company’s primary sources of liquidity have included proceeds from the issuance of convertible preferred units and, more recently, debt financing, including the issuance of convertible debentures. The Company reported a net loss of $452.2 million for the six months ended June 30, 2026. As of June 30, 2026, the Company had an aggregate cash balance of $5.3 million and a net working capital deficit of $78.8 million. These are indicators of substantial doubt as to the Company’s ability to continue as a going concern for at least one year from issuance of the unaudited condensed consolidated financial statements. The Company’s ability to continue as a going concern is dependent upon its ability to manage operating expenditures, fund its working capital and other obligations, obtain additional financing when needed and improve the operating performance of its businesses.

As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Presentation of Financial Statements—Going Concern,” management has determined that the Company’s liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern through twelve months from the date the unaudited condensed consolidated financial statements were available to be issued. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Sources of Liquidity

In assessing liquidity, we monitor and analyze cash on-hand and operating expenditure commitments. Our business is capital intensive and requires substantial expenditure for, among other things, the purchase and maintenance of equipment used in our operations, and to remain in compliance with environmental laws. Our short-term and long-term liquidity needs arise primarily from working capital requirements, capital expenditures, including expansion projects and principal and interest payments related to our outstanding indebtedness. Our liquidity as of June 30, 2026, and December 31, 2025, is as follows (dollars in thousands):

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$5,254	$11,685
Restricted cash included in cash and cash equivalents	$33	—
Working capital deficit, excluding cash, cash equivalents and restricted cash	$(84,022)	$(675,818)
Accumulated deficit	$(1,131,031)	$(678,807)

Restricted cash was $33 thousand as of June 30, 2026 and December 31, 2025. The Company’s total working capital deficit, including cash and cash equivalents, was $78.8 million as of June 30, 2026.

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

On May 7, 2026, the Company entered into a Securities Purchase Agreement with YA II PN, Ltd., a fund managed by Yorkville Advisors Global, LP, pursuant to which the Company agreed to issue and sell convertible debentures in an aggregate principal amount of up to $100.0 million. The Company issued the first convertible debenture in the principal amount of $20.0 million on May 7, 2026. A second convertible debenture in the principal amount of $5,775,000 was issued upon effectiveness of a resale registration statement on Form S-1 on July 10, 2026, and up to an additional $74.2 million in convertible debentures may be purchased in subsequent tranches from time to time upon the mutual agreement of the Company and Yorkville.

On May 13, 2026, the Company entered into binding purchase orders with ULVAC Korea, Ltd., a subsidiary of ULVAC, Inc., for the purchase of thirteen high-performance rare earth sintered magnet manufacturing machines.

On May 29, 2026, the Company entered into an agreement with Senri Trading Co., Ltd. (“Senri”) to purchase bulk quantities of NdPr metal supplied by SRE Vietnam (“SRE”), a wholly owned subsidiary of Tokai Trading Co., Ltd. The agreement is intended to provide the Company with a non-China source of NdPr metal to support the planned expansion of its rare earth magnet production. Subsequent to June 30, 2026, the Company received an initial shipment of 4 metric tons of NdPr metal from SRE on July 22, 2026. As deliveries under the agreement scale in connection with the Company’s planned production expansion, purchases of NdPr metal are expected to require additional working capital and therefore represent an additional consideration in the Company’s ongoing liquidity and capital requirements.

In May and June 2026, NS World extended four existing IBK loan facilities totaling KRW 1.044 billion. Three facilities totaling KRW 644 million were extended on May 22, 2026 and one facility totaling KRW 400 million was extended on June 5, 2026, with maturities extended through May and June 2027, respectively.

Cash flows

The following table summarizes our cash flows from operating, investing and financing activities for the following periods (dollars in thousands):

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025	Change ($)	Change (%)
Net cash used in operating activities	$(14,818)	$(4,462)	$(10,356)	232.1%
Net cash used in investing activities	(7,365)	(561)	(6,804)	1,212.8%
Net cash provided by financing activities	16,443	4,022	12,421	308.8%
Net decrease in cash and cash equivalents and restricted cash (1)	$(6,432)	$(1,001)	$(5,431)	542.6%

(1)	June 30, 2026 figures includes immaterial effect of exchange rate changes on cash and cash equivalents, and restricted cash

Net cash flows used in operating activities

For the six months ended June 30, 2026, net cash used in operating activities was $14.8 million, as compared to $4.5 million for the six months ended June 30, 2025, representing an increase in cash used in operating activities of $10.3 million. The increase was primarily attributable to higher operating expenditures following the Business Combination and the inclusion of the Korean operating companies, together with changes in operating assets and liabilities. The Company’s $452.2 million net loss for the six months ended June 30, 2026 included substantial non-cash fair value adjustments, including $190.5 million and $234.7 million of losses related to changes in the fair value of the CPU Share Allocation Obligations and July Investment Agreement Derivative, respectively, partially offset by a $1.7 million gain from the change in fair value of the convertible debentures. Accordingly, these fair value changes did not result in corresponding operating cash outflows during the period.

Net cash flows used in investing activities

For the six months ended June 30, 2026, net cash used in investing activities was $7.4 million, as compared to net cash used in investing activities of $0.6 million for the six months ended June 30, 2025, representing an increase in cash used in investing activities of approximately $6.8 million. The increase in cash used in investing activities was primarily attributable to $7.7 million of purchases of property, plant and equipment, $0.7 million of issuances of notes receivable, and $0.4 million of payments related to the acquisition of a business during the six months ended June 30, 2026, partially offset by $1.4 million of net cash acquired in connection with the Business Combination. During the six months ended June 30, 2025, investing cash flows primarily consisted of $0.8 million of issuances of notes receivable, partially offset by $0.2 million of proceeds from notes receivable.

Net cash flows provided by financing activities

For the six months ended June 30, 2026, net cash provided by financing activities was $16.4 million, as compared to $4.0 million for the six months ended June 30, 2025, representing an increase of $12.4 million. Financing cash inflows during the six months ended June 30, 2026 primarily included $19.4 million of proceeds from issuance of the convertible debentures and $1.7 million of proceeds from short-term debt. These inflows were partially offset by $1.4 million of repayments of short-term debt, $0.6 million of repayments of the current portion of long-term debt, $1.4 million of constructive disbursements to a related party, $0.9 million of payments for appraisal rights, $0.4 million of repayments of short-term debt to the Sponsor, and other financing-related payments. During the six months ended June 30, 2025, financing activities included $7.1 million of proceeds from the issuance of convertible preferred units.

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

Management accounts for these appraisal rights as a liability under ASC 480 measured at fair value, with changes recognized in earnings, until the obligation becomes unconditional at merger close. In January 2026, the Company completed the Business Combinations. This event legally obligates the Company to repurchase the Appraisal Shares in accordance with the terms above. The payment amount was approximately $48.2 million as of the closing of the share exchange transaction and continues to accrue statutory interest until the actual payment date. Because the appraisal rights obligation is denominated in Korean Won, the U.S. dollar carrying amount of the liability is affected by changes in the USD/KRW exchange rate. As a result of changes in the exchange rate between the closing date and June 30, 2026, the U.S. dollar-equivalent carrying amount of the liability decreased from the initial obligation amount. As of June 30, 2026, a liability of $45.1 million was recorded in non-trade accounts payable on the condensed consolidated balance sheets.

Contractual Obligations

The following table presents a summary of our contractual obligations, including payments due by period, as of June 30, 2026 (in thousands):

	2026(3)	2027	2028	2029	Thereafter	Total
Operating lease(1)	$2	$10	$1	$-	$-	$13
Finance lease(1)	$49	$58	$25	$14	$5	$149
Debt obligations(2)	$237	$1,309	$754	$550	$707	$3,557
ULVAC equipment purchase obligations(4)	$15,851	$-	$-	$-	$-	$15,851
Dissenting shareholder appraisal rights(5)	$45,135	$-	$-	$-	$-	$45,135
Convertible debenture obligations(6)	$-	$20,000	$-	$-	$-	$20,000
Convertible promissory notes(7)	$2,296	$-	$-	$-	$-	$2,296
Total	$63,570	$21,377	$780	$564	$711	$87,002

(1)	Future lease payment obligations for operating and finance lease liabilities.

(2)	Long-term debt principal repayment obligations for individual cash loans, our bank loans, and loans provided by Korea Small and Medium-sized Enterprises and Startups Agency and Industrial bank of Korea.

(3)	Represents the period July 1, 2026 through December 31, 2026.

(4)	Represents approximately $15.9 million of contractual commitments under equipment supply contracts with ULVAC Korea, Ltd. as of June 30, 2026.

(5)	Represents approximately $45.1 million of obligations related to dissenting shareholder appraisal rights as of June 30, 2026. The obligation continues to accrue statutory interest until paid.

(6)	Represents the $20.0 million principal amount outstanding under the Company’s convertible debenture issued to YA II PN, Ltd. (“Yorkville”) as of June 30, 2026. The debenture matures on November 7, 2027, subject to conversion, earlier repayment or extension in accordance with its terms.

(7)	Represents approximately $2.3 million outstanding under convertible promissory notes assumed in connection with the Business Combination. The notes became due upon consummation of the Business Combination and remained outstanding as of June 30, 2026.

As of June 30, 2026, our contractual obligations and commitments increased materially from December 31, 2025, primarily due to approximately $15.9 million of equipment purchase commitments with ULVAC Korea, Ltd., approximately $45.1 million of obligations related to dissenting shareholder appraisal rights, and $20.0 million of principal outstanding under the Company’s convertible debenture issued to Yorkville.

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

During 2026, the Company advanced approximately $0.5 million to David Wilcox, the Company’s sole managing and voting member prior to the Business Combination and majority shareholder following the Business Combination, pursuant to an unsecured, non-interest-bearing promissory note arrangement (the “2026 Related Party Advances”). The advances were used to fund EMT Asia Co., Ltd., a related-party entity wholly owned by Mr. Wilcox, including certain transaction-related costs, professional fees, operational support activities, business development expenditures, organizational expenses, and other expenditures incurred in furtherance of the Company’s business activities and strategic objectives.

As described in Note 17 – Related Party Transactions to the Company’s unaudited condensed consolidated financial statements for the six months ended June 30, 2026, management determined that the 2026 Related Party Advances should be accounted for as equity transactions and presented as a reduction to additional paid-in capital, rather than as a note receivable or non-trade accounts receivable — related party. In addition, certain expenses incurred by EMT Asia on behalf of the Company were recognized as expenses of the Company in the appropriate periods. Accordingly, as of June 30, 2026, no balance related to the 2026 Related Party Advances was included in non-trade accounts receivable — related parties on the Company’s condensed consolidated balance sheets.

Off Balance Sheet Arrangements

The Company has evaluated its relationship with EMT Asia Co., Ltd. (“EMT Asia”), an entity owned and controlled by the Company’s majority shareholder, and determined that EMT Asia is a variable interest entity (“VIE”). The Company is not the primary beneficiary of EMT Asia because it does not have the power to direct the activities of EMT Asia that most significantly impact its economic performance. Accordingly, EMT Asia is not consolidated in the Company’s unaudited condensed consolidated financial statements.

During the three and six months ended June 30, 2026, EMT Asia incurred certain operating and acquisition-related expenditures on behalf of the Company that were funded through the Shareholder Loan Advances. Such expenditures were recognized as selling, general and administrative expenses of the Company, with corresponding adjustments to additional paid-in capital. The Company’s maximum exposure to loss from its involvement with EMT Asia is approximately $2.8 million, representing cumulative distributions made to EMT Asia, and the carrying amount of the Company’s interest in EMT Asia is de minimis. As of June 30, 2026, the Company’s general relationship and direct economic exposure with EMT Asia remained unchanged.

Other than the foregoing, the Company did not have any material off-balance sheet arrangements as of June 30, 2026.

Critical Accounting Estimates

The above discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements. The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and judgments that affect the amounts reported. Our significant accounting policies are described in Note 2 - Summary of Significant Accounting Policies of the accompanying Notes to Unaudited Condensed Consolidated Financial Statements of the Company in Part I, Item 1 of this Form 10-Q. Critical accounting policies are those that we consider to be the most important in portraying our financial condition and results of operations and also require the greatest amount of judgments by management. Judgments or uncertainties regarding the application of these policies may result in materially different amounts being reported under different conditions or using different assumptions. During the six months ended June 30, 2026, the only significant changes to our critical accounting estimates are as follows:

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP. The accompanying unaudited condensed consolidated financial statements reflect all adjustments including normal recurring adjustments, which, in the opinion of the Company’s management, are necessary to present fairly the financial position, results of operations, and cash flows for the periods presented in accordance with GAAP. References to GAAP issued by the FASB in the accompanying notes to the unaudited condensed consolidated financial statements are to the FASB Accounting Standards Codification (“ASC”). The unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The accompanying unaudited condensed consolidated financial statements are presented in US dollars and include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Fair Value of Financial Instruments and Derivative Liabilities

Certain agreements the Company entered into either require the Company to issue or provide the Company the option to issue a variable number of shares of New EM Common Stock to certain investors and vendors. The Company applies ASC 480, “Distinguishing Liabilities and Equity” (“ASC 480”), ASC 815, and ASC 718, “Compensation — Stock Compensation” (“ASC 718”) in its evaluation of the terms of each agreement. In addition, for certain eligible financial instruments, the Company may elect the fair value option under ASC 825, “Financial Instruments” (“ASC 825”).

Financial instruments that were identified in each agreement and

●	meet the criteria to be accounted for as a liability in accordance with ASC 480 were reported at fair value at issuance and re-measured to fair value each reporting period with changes in the estimated fair value of the liability recognized as a non-cash gain or loss on the accompanying consolidated statements of operations;

●	do not meet the criteria to be accounted for as a liability in accordance with ASC 480 and do not meet the criteria to be accounted for as equity in accordance with ASC 815 are accounted for as a liability and were reported at fair value at issuance and re-measured to fair value each reporting period with changes in the estimated fair value of the liability recognized as a non-cash gain or loss on the accompanying consolidated statements of operations;

●	meet the criteria of a liability-classified share-based payment transaction in accordance with ASC 718 were measured based on the fair value of the transaction on the date of grant and remeasured to fair value each reporting period until settlement;

●

for which the Company elects the fair value option under ASC 825 are measured at fair value at each reporting date. For financial liabilities accounted for under the fair value option, the portion of the change in fair value attributable to changes in the Company’s own credit risk is recognized in other comprehensive income, while the remaining change in fair value is recognized in the consolidated statements of operations. The fair value option is elected on an instrument-by-instrument basis and, once elected, is irrevocable.

Agreements where multiple financial instruments are identified that would individually warrant separate accounting as a derivative instrument are bundled together as a single, compound embedded derivative that is bifurcated and accounted for separately from the host contract in accordance with ASC 815.

The Company elected the fair value option under ASC 825 for the Convertible Debentures issued to YA II PN, Ltd. (“Yorkville”). Accordingly, the Convertible Debentures are remeasured to fair value at each reporting date. As of June 30, 2026, the fair value of the Convertible Debentures was $17.4 million. During the six months ended June 30, 2026, the decrease in fair value included approximately $1.7 million attributable to changes in the Company’s stock price and other valuation inputs, which was recognized in the consolidated statements of operations, and approximately $0.3 million attributable to changes in the Company’s instrument-specific credit risk, which was recognized in other comprehensive income.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2026, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer/Chief Operating Officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, the Certifying Officers concluded that as of June 30, 2026, our disclosure controls and procedures were not effective.

Based on the evaluation, our Certifying Officers concluded that management of each of the recently acquired subsidiaries in connection with the Business Combination with EM&T has identified one or more material weaknesses in internal control over financial reporting. Specifically, (i) EM&T’s management identified material weaknesses resulting from not employing sufficient accounting resources with appropriate experience and technical expertise to effectively execute controls over certain accounting areas and a lack of review and segregation of duties for manual journal entries for cash and treasury management and purchase-to-pay processes; and (ii) management of each of the Korean Companies identified similar material weaknesses resulting from a lack of formalized internal control and inadequate segregation of duties in the processes over financial reporting, a lack of sufficient levels of human resources and technical accounting experience, a lack of documentation, policies and procedures and inadequate design and operation of control activities, such as information technology general controls. Management of EM&T concluded that the applicable material weakness or weaknesses are due to the fact that, prior to the consummation of the Business Combination, such subsidiaries were private companies with limited resources and did not have the necessary business processes and related internal controls, or the appropriate resources or level of experience and technical expertise, that would be required to oversee financial reporting processes or to address the accounting and financial reporting requirements.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the last fiscal quarter ended June 30, 2026, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Convertible Debentures and Conversion Shares

On May 7, 2026, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with YA II PN, LTD. (“Yorkville”), a fund managed by Yorkville Advisors Global, LP, pursuant to which the Company agreed to issue and sell to Yorkville convertible debentures in the aggregate principal amount of up to $100,000,000 (the “Convertible Debentures” and each a “Convertible Debenture”), which will be convertible into shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock,” and as converted, the “Conversion Shares”). The first Convertible Debenture (the “First Debenture”) in the principal amount of $20,000,000 was issued on May 7, 2026. A second Convertible Debenture in the principal amount of $5,775,000 was issued on July 14, 2026 upon effectiveness of a resale registration statement on Form S-1 on July 10, 2026. The Company intends to use the proceeds from the Securities Purchase Agreement for general corporate purposes, including supporting the expansion of its operations and development initiatives.

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

Share Issuances to Advisors, Consultants and Marketing Service Providers

Subsequent to March 31, 2026, the Company entered into certain advisory, consulting, marketing and related services agreements and amendments pursuant to which the Company issued or agreed to issue an aggregate of 674,768 shares of its common stock, par value $0.0001 per share, of which 650,189 shares have been issued as of August 17, 2026, as compensation for services rendered or to be rendered to the Company. The shares include issuances or agreed issuances to certain advisors, consultants and marketing service providers, including for capital markets advisory services, shareholder base expansion and marketing services, and sourcing and origination services related to rare earth magnets and related critical materials derived from end-of-life electronic scrap components. The Company did not receive any cash proceeds from these issuances or agreed issuances. The shares have been or will be issued in exempt private transactions as compensation for services. The issuances were made, or are expected to be made, in reliance upon exemptions from the registration requirements of the Securities Act of 1933, as amended.

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

(c) None of our directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the six months ended June 30, 2026 (each as defined in Item 408 of Regulation S-K under the Exchange Act).

Item 6. Exhibits

Exhibit No.	Exhibit Description

4.1	First Closing Debenture (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on May 11, 2026).

4.2	Form of Convertible Debenture (incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on May 11, 2026).

10.1	Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on May 11, 2026).

10.2	Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on May 11, 2026).

10.3	Guaranty and Security Agreement (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on May 11, 2026).

10.4#	Equipment Supply Contract No. W20260330-001-01 by and between Evolution Metals LLC and ULVAC Korea, Ltd. dated May 13, 2026 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on May 14, 2026).

10.5#	Equipment Supply Contract No. W20260330-003-01 by and between Evolution Metals LLC and ULVAC Korea, Ltd. dated May 13, 2026 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on May 14, 2026).

10.6#	Equipment Supply Contract No. W20260330-004-01 by and between Evolution Metals LLC and ULVAC Korea, Ltd. dated May 13, 2026 (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on May 14, 2026).

10.7#	Equipment Supply Contract No. W20260330-005-01 by and between Evolution Metals LLC and ULVAC Korea, Ltd. dated May 13, 2026 (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed on May 14, 2026).

10.8#	Equipment Supply Contract No. W20260330-006-01 by and between Evolution Metals LLC and ULVAC Korea, Ltd. dated May 13, 2026 (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed on May 14, 2026).

10.9#	Equipment Supply Contract No. W20260330-007-01 by and between Evolution Metals LLC and ULVAC Korea, Ltd. dated May 13, 2026 (incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed on May 14, 2026).

10.10#	Equipment Supply Contract No. W20260330-008-01 by and between Evolution Metals LLC and ULVAC Korea, Ltd. dated May 13, 2026 (incorporated by reference to Exhibit 10.7 to the registrant’s Current Report on Form 8-K filed on May 14, 2026).

10.11#	Equipment Supply Contract No. W20260330-009-01 by and between Evolution Metals LLC and ULVAC Korea, Ltd. dated May 13, 2026 (incorporated by reference to Exhibit 10.8 to the registrant’s Current Report on Form 8-K filed on May 14, 2026).

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act.

32.1**	Certification Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

#	Certain confidential portions (indicated by brackets and asterisks) of this exhibit have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Evolution Metals & Technologies Corp.

Date: August 17, 2026	By:	/s/ Suk Jin Moon
Suk Jin Moon
Chief Executive Officer
(Principal Executive Officer)

Date: August 17, 2026	By:	/s/ Christopher Clower
Christopher Clower
Chief Financial Officer and Chief Operating Officer
(Principal Financial and Accounting Officer)